Form 10-K
period 1993-12-31
ASR INVESTMENTS CORP/
filed 1994-03-31
CIK 817383

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1993   Commission file number:  1-9646
                           -----------------                            ------

                         ASR INVESTMENTS CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Maryland                                    86-0587826
- ----------------------------------------     ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

335 North Wilmot
Suite 250, Tucson, Arizona                                  85711
- ----------------------------------------     ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (602) 748-2111
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share            American Stock Exchange
- ----------------------------------------     ---------------------------------
          Title of each class                     Name of each exchange on
                                                      which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 1994, 15,499,993 shares of ASR Investments Corporation common stock were outstanding, and the aggregate market value of the 15,233,275 shares held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange) was approximately $24,754,071. Shares of Common Stock held by each officer and director of the Company and the Manager have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 30, 1994, are incorporated by reference into Part III.

                              TABLE OF CONTENTS

PART I                                                                     Page

  Item 1.      Business                                                      3
  Item 2.      Properties                                                   36
  Item 3.      Legal Proceedings                                            36
  Item 4.      Submission of Matters to a Vote of Security Holders

PART II

  Item 5.      Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                37
  Item 6.      Selected Financial Data                                      38
  Item 7.      Management's Discussion and Analysis of Financial
  Item 7.        Condition and Results of Operations                        38
  Item 8.      Financial Statements and Supplementary Data                  43
  Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        43

PART III

  Item 10.     Directors and Executive Officers of the Registrant           43
  Item 11.     Executive Compensation                                       43
  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management                                             43
  Item 13.     Certain Relationships and Related Transactions               43

PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                43

SIGNATURES                                                                  45

FINANCIAL STATEMENTS                                                       F-1

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

    ASR Investments Corporation (the "Company") owns income-producing properties and Mortgage Assets as described herein. In early 1993, the Company determined to shift its focus to the ownership of income-producing properties from the ownership of Mortgage Assets commonly called residual interests.

    As the initial step for the Company's plan to invest in income-producing properties, the Company in January 1994 completed the purchase of 17 multifamily residential properties containing 2,461 apartment units located in Tucson, Arizona, Houston, Texas and Albuquerque, New Mexico. The total acquisition costs, including closing expenses, were approximately $61.6 million. The purchase was financed by the assumption of two existing first mortgage loans totalling $7.1 million, 15 new first mortgage loans totalling $38.6 million, seller carryback notes of $6.5 million, and $9.4 million of cash from working capital. Each of the properties is owned by a newly formed, special purpose subsidiary which is wholly owned by the Company or one of its subsidiaries. The first mortgage loans generally are non-recourse obligations of the subsidiary or the Company.

    The Company does not currently plan to acquire additional Mortgage Assets. Instead, the Company plans to utilize its available funds to acquire additional income-producing properties. The Company may continue to hold its Mortgage Assets and to invest the cash flow generated thereby in income-producing properties or to sell such Mortgage Assets and reinvest the proceeds thereof in additional income-producing properties.

    Pima Mortgage Limited Partnership (the "Manager") (the name of which was changed from ASMA Mortgage Advisors L.P. in 1993) manages the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors, pursuant to the terms of a management agreement. The Company also has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its current properties.

    The Company has elected to be taxed as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Code. The Company generally will not be subject to tax on its income to the extent that it distributes its taxable income to its stockholders and it maintains its qualification as a REIT. See "Business -- Federal Income Tax Considerations." The Internal Revenue Service (the "IRS") has proposed an adjustment to the Company's 1989, 1990 and 1991 tax returns which would result in an aggregate of $13,834,000 in taxes for those years. The IRS contends that the Company did not meet a technical provision of its regulations and, thus, failed to qualify as a real estate investment trust for those years. The IRS has made similar assessments against a number of REITs over the same issue. The Company believes it has met the requirements under the Internal Revenue Code and that the IRS's position is without merit and intends to vigorously defend its position.

    The Company was incorporated in the State of Maryland on June 18, 1987 and commenced its operations on August 26, 1987. The Company changed its name from American Southwest Mortgage Investments Corporation to ASR Investments Corporation in June 1992. The Company's Common Stock is listed on the American Stock Exchange under the symbol "ASR."

    The principal executive offices of the Company and the Manager are located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711, telephone number (602) 748-2111. Unless the context otherwise requires, the term Company means ASR Investments Corporation and its subsidiaries.


                      OPERATING POLICIES AND STRATEGIES

REAL ESTATE ACTIVITIES

Introduction

    The Company has developed various business objectives and operating, acquisition, financing and investment strategies and policies relative to its real estate activities. These policies and strategies have been determined by the directors of the Company and may be amended or revised from time to time at the discretion of the directors without a vote of the shareholders of the Company.

Business Objectives

    The Company's business objectives are to increase the cash flow and value of its existing portfolio of income-producing properties and to acquire additional real estate properties.

Investment Policies

    The Company's current portfolio of properties consists solely of multifamily properties in the Southwestern region of the United States. The Company intends to continue to focus on multifamily properties in this region. However, future investments, including the activities described below, are not limited (as to percentage of assets or otherwise) to any geographic area or any specific type of property. In this regard, the Company may expand its current geographic focus and may acquire other types of income-producing properties including hotels, motels, shopping centers and office buildings.

    The Company believes that attractive opportunities continue to be available to acquire income-producing properties without the risks of development. The Company may enter into agreements to acquire newly developed properties upon completion or upon achievement of certain specified occupancy rates, in those cases where the Company does not believe that the risks associated with such acquisitions will be substantially greater than the risks associated with the acquisition of more mature properties.

    The Company may purchase or lease income-producing properties for long-term investment and improve its properties, or sell such properties, in whole or in part, when circumstances warrant. The Company also may participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have a priority over the equity interest of the Company.

    While the Company will emphasize equity real estate investments in properties, it may, in its discretion, invest in mortgages and other real estate interests. The Company does not presently intend to invest to a significant extent in mortgages or deeds of trust. Its investments in mortgages may include participating or convertible mortgages if the Company concludes that it may benefit from the cash flow and/or any appreciation potential in the value of the property. Such mortgages may be similar to equity participations.

    Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification (see "Federal Income Tax Considerations"), the Company also may invest in securities of concerns engaged in real estate activities or securities of other issuers. The Company in the future may acquire all or substantially all of the securities or assets of other REITs or similar entities when it believes such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an "investment company" under the Investment Company Act of 1940, and the Company intends to divest securities before any such registration would be required.

Future Acquisitions

    The Company believes that significant opportunities continue to exist to purchase additional income-producing properties. The Company believes the reduced availability of financing for real estate and the liquidity problems experienced by a significant number of real estate owners and developers has led to favorable pricing for buyers of income-producing properties. The Company will attempt to take advantage of this favorable buying climate by continuing to acquire income-producing properties at attractive prices.

    In connection with future acquisitions, the Company will consider such factors as: (i) the geographic location and type of property; (ii) the age, construction quality. condition and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy and demand by tenants for properties of similar type in the vicinity; and (viii) the prospects for liquidity through sale, financing or refinancing of the property.

    In making future acquisitions of income-producing properties, the Company generally will seek income-producing properties that are (a) available at prices below estimated replacement cost after initial renovations and improvements, (b) well-located in their markets, (c) capable of enhanced performance through intensive asset management and cosmetic improvements, and
(d) produce a high component of anticipated total return derived from current income.

Operating Strategies

    The Company's operating strategies are to (i) maintain high occupancy and increase rental rates through effective leasing, reducing turnover rates and providing quality maintenance and services to maximize tenant satisfaction;
(ii) manage operating expenses and achieve cost reductions through operating efficiencies and economies of scale generally inherent in the management of a large property portfolio in a specific region; and (iii) emphasize regular programs of repairs and capital improvements to enhance the properties' competitive advantages in their respective markets.

Financing Policies

    The Company intends to finance acquisitions with the most appropriate sources of capital, which may include undistributed funds from operations, the issuance of equity securities, the sale of assets, bank and other
institutional   borrowings   and  the  issuance  of  debt  securities.  Future
borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

    The Company also may incur indebtedness for purposes other than the acquisition of properties when, in the opinion of the directors, it is advisable to do so. For short-term purposes, the Company, from time to time, may arrange for short-term borrowings from banks or in the commercial paper market or otherwise. The Company also may arrange for long-term borrowings from institutional lenders or through public or private offerings or other means. The Company has no commitments from anyone with respect to any such borrowings, and there is no assurance that any such borrowings will be available.

    In addition, the Company may incur debt secured by equity investments held in its portfolio. The Company may invest in properties subject to existing loans secured by mortgages, deeds of trust or similar liens on the properties, or such financing and other indebtedness may be incurred in connection with acquiring investments. The Company also may obtain other mortgage financing for unleveraged or underleveraged properties or may refinance properties acquired on a leveraged basis. The mortgage financings may be recourse, non-recourse or cross-collateralized. The Company does not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments usually limit additional indebtedness on such properties. The Company also may determine to finance acquisitions through the exchange of properties or issuance of stock or other securities.

Policies with Respect to Other Activities

    The Company may, but does not presently intend to, make investments other than as previously described. The Company has authority to offer its Common Shares or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its Common Shares or any other securities and may engage in such activities in the future. The Company also may in the future make loans to joint ventures in which it participates. The Company will not engage in trading, underwriting or the agency distribution or sale of securities of other issuers. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in the regulations promulgated thereunder), the Company determines that it is no longer in the best interests of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company without the vote of the shareholders.

Property Management

    The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current properties. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1994, was approved by the Unaffiliated Directors. Under the agreement, the Property
Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 6,000 apartment units, including those owned by the Company.

    The Property Manager has developed computer, accounting, management, reporting and control systems to monitor property operations. Detailed annual budgets are prepared for each property. Monthly, quarterly and annual reports are prepared addressing occupancy rates, turnover ratios, budget variances, delinquencies and other operating information. Weekly reports are provided for each property detailing leasing and occupancy activities. The Property Manager also maintains and analyzes demographic resident data. Prior to entering into a lease, the Property Manager generally reviews the credit of the prospective tenant to attempt to minimize bad credit risks and identify tenants having a poor rental history. This information is intended to enable the Property
Manager to identify and act quickly on specific conditions affecting individual properties.

    Each of the current properties is operated by a staff including a resident manager and a maintenance and apartment preparation staff. Policies and procedures utilized at the property sites follow established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. As a result of active onsite management and strict prospective tenant qualification standards, the Company expects to experience low rent loss to delinquencies or early lease terminations.

    Individual property lease programs are structured to respond to local market conditions. The Company attempts to balance rent increases with high occupancy and stabilized turnover costs. None of the current properties is currently subject to rent control or rent stabilization regulations. Standard lease terms stipulate due dates for rent payments, late charges, no offset or withholding provisions, security deposits and damage reimbursement clauses and other provisions considered favorable to the Company.

Current Properties

    The following tables set forth certain information regarding the Company's existing properties. The tables reflect certain information provided by the seller of the properties which the Company has no reason to believe incorrect. The operating data are not indicative of the operating level that will be achieved by the Company.


                                                    FIRST MORTGAGE LOAN
                        YEAR    ALLOCATED    ---------------------------------
PROPERTY                BUILT      COST         AMOUNT     INTEREST  MATURITY
- --------------          -----  ------------  ------------  --------  ---------
TUCSON, AZ
- ----------
  Acacia Hills          1986   $  1,344,000  $  1,035,000      8.5%  01-Feb-04
  Casa Del Norte        1984      1,839,000     1,386,000      8.5%  01-Feb-04
  Desert Springs        1985      5,869,000     4,644,000      8.5%  01-Feb-04
  Landmark              1986      4,547,000     3,065,000      8.5%  01-Feb-04
  Park Terrace          1986      3,507,000     2,719,000      8.5%  01-Feb-04
  Park Village          1985        764,000       593,000      8.5%  01-Feb-04
  Posada Del Rio        1980      3,556,000     1,721,000     10.1%  31-Dec-97
  South Point           1984      2,426,000     1,875,000      8.5%  01-Feb-04
HOUSTON, TX
- -----------
  Clear Lake Falls      1982      4,128,000     3,150,000      8.5%  01-Feb-04
  Gallery               1970      1,928,000     1,654,000      8.5%  01-Feb-04
  Memorial Bend         1967      2,474,000     1,937,000      8.5%  01-Feb-04
  Nantucket Square      1978      3,611,000     2,775,000      8.5%  01-Feb-04
  Prestonwood           1984      3,457,000     2,487,000      8.5%  01-Feb-04
  Riviera Pines         1979      4,098,000     3,293,000      8.5%  01-Feb-04
ALBUQUERQUE, NM
- ---------------
  Dorado Terrace        1986      6,924,000     5,250,000      8.5%  01-Feb-04
  Villa Serena          1986      3,530,000     2,700,000      8.5%  01-Feb-04
  Whispering Sands      1986      7,591,000     5,394,000      9.4%  01-Nov-07
                               ------------  ------------   -------
  Total                         $61,593,000   $45,678,000      8.7%
                               ============  ============   =======


                                                                                 MONTHLY RENTAL                    AVERAGE
                                                                               INCOME PER SQ. FT.                 OCCUPANCY
                                  NO. OF        TOTAL        SQ. FT./    -------------------------------  -------------------------
PROPERTY                           UNITS       SQ. FT.         UNIT        1993       1992       1991      1993     1992     1991
- -------------------------------  ---------  -------------  ------------  ---------  ---------  ---------  -------  -------  -------
TUCSON,AZ
  Acacia Hills                          64         34,577           540      $0.59      $0.55      $0.48      95%      96%      92%
  Casa Del Norte                        84         44,120           525       0.60       0.55       0.50      94%      93%      87%
  Desert Springs                       248        146,240           590       0.55       0.52       0.48      95%      94%      95%
  Landmark                             176        112,749           641       0.51       0.45       0.44      92%      88%      90%
  Park Terrace                         176        101,944           579       0.52       0.49       0.46      93%      91%      92%
  Park Village                          60         32,388           540       0.55       0.52       0.48      95%      94%      95%
  Posada Del Rio                       160         99,280           621       0.55       0.48       0.46      97%      93%      94%
  South Point                          144         76,082           528       0.53       0.48       0.45      95%      93%      93%
HOUSTON, TX
  Clear Lake Falls                      90        105,208         1,169       0.62       0.60       0.56      95%      94%      95%
  Gallery                              101         77,037           763       0.56       0.55       0.50      92%      92%      89%
  Memorial Bend                        124        116,804           942       0.46       0.46       0.44      88%      88%      90%
  Nantucket Square                     106        151,406         1,428       0.42       0.45       0.42      85%      84%      88%
  Prestonwood                          156        149,204           956       0.42       0.41       0.36      91%      89%      90%
  Riviera Pines                        224        160,608           717       0.55       0.54       0.49      93%      96%      91%
ALBUQUERQUE, NM
  Dorado Terrace                       216        129,200           598       0.68       0.60       0.53      94%      93%      90%
  Villa Serena                         104         69,816           671       0.66       0.58       0.50      92%      94%      89%
  Whispering Sands                     228        179,880           789       0.52       0.46       0.41      92%      93%      91%
                                 ---------  -------------   -----------  ---------  ---------  ---------
  Total/Average                      2,461      1,786,543           726      $0.53      $0.50      $0.46
                                 =========  =============   ===========  =========  =========  =========


INFORMATION RESPECTING MORTGAGE ASSETS

Introduction

    The  Company  owns  Mortgage  Assets  consisting of Mortgage Interests and
Mortgage  Instruments  as  described  herein.  Mortgage  Interests entitle the
Company  to  receive  cash  flow on Mortgage Instruments. Mortgage Instruments
include   residential   mortgage   loans   ("Mortgage   Loans")  and  mortgage
certificates  representing interests in pools of mortgage loans. Substantially all  of  the  Company's  Mortgage  Instruments  and  the  Mortgage Instruments
underlying  the  Company's  Mortgage  Interests  currently  secure or underlie mortgage-collateralized  bonds  ("Bonds"  or  "CMOs"),  mortgage  pass-through certificates  ("Pass-Through  Certificates"  or  "MPCs"), long-term structured obligations  ("LSOs")  or  other mortgage securities (collectively "Structured
Financings")  including  Structured  Financings  issued  by  the  Company,  by subsidiaries of the Company or by other entities ("Issuers").

    The Company's Mortgage Assets generate net cash flows ("Net Cash Flows") which result primarily from (a) the favorable spread between the interest rates on the Mortgage Instruments securing or underlying the Structured
Financings  and  the  interest  rates  of  the  Structured Financings classes;
(b) reinvestment income in excess of the assumptions used in pricing the Structured Financings; and (c) any amounts available from prepayments on the Mortgage Instruments that are not necessary for the payments on the Structured
Financings. The revenues received by the Company are derived from the Net Cash
Flows received directly by the Company, the Net Cash Flows received by subsidiaries of the Company and paid to the Company as dividends and the Net
Cash Flows received by partnerships and trusts in which the Company has an interest to the extent of distributions to the Company as owner of such interest.

    Mortgage  Loans  consist  of  Conforming  Mortgage Loans and Nonconforming
Mortgage Loans. Conforming Mortgage Loans consist of conventional mortgage loans (i.e. not guaranteed or insured by the United States Government or any agency or instrumentality thereof), mortgage loans ("FHA Loans") insured by the Federal Housing Administration ("FHA") and mortgage loans ("VA Loans") partially guaranteed by the Department of Veterans Affairs ("VA"), all of which are secured by first mortgages or deeds of trust on single-family (one to four units) residences. FHA Loans and VA Loans comply with requirements for inclusion in a pool of mortgage loans guaranteed by the Government National
Mortgage Association ("GNMA"), and conventional Conforming Mortgage Loans comply with requirements for inclusion in certain programs sponsored by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National
Mortgage Association ("FNMA"). Nonconforming Mortgage Loans generally would comply with the requirements for participation in FHLMC and FNMA programs except that Nonconforming Mortgage Loans generally have original principal balances which exceed the requirements for such programs and may vary in certain other respects from the requirements of such programs.

    Mortgage  Certificates  consist  of  fully-modified pass-through mortgage-
backed   certificates  guaranteed  by  GNMA  ("GNMA  Certificates"),  mortgage participation  certificates issued by FHLMC ("FHLMC Certificates"), guaranteed mortgage  pass-through  certificates  issued by FNMA ("FNMA Certificates") and certain  other  types  of  mortgage  certificates  and mortgage-collateralized obligations ("Other Mortgage Certificates").

    Mortgage  Interests  entitle  the  Company  to  receive  Net Cash Flows on
Mortgage  Instruments  securing  or underlying Structured Financings. Mortgage
Interests  are  created  through the purchase of interests in or from entities
("Mortgage Finance Companies") which own or finance such Mortgage Instruments.
Mortgage Interests include interests which are treated for federal income tax purposes as interests in real estate mortgage investment conduits ("REMICs") under the Code.

    Structured  Financings consisting of CMOs and MPCs typically are issued in series.  Each  such  series  generally  consists  of several serially maturing
classes   secured  by  or  representing  interests  in  Mortgage  Instruments.
Generally,  payments  of  principal  and  interest  received  on  the Mortgage
Instruments  (including  prepayments on such Mortgage Instruments) are applied to principal and interest payments on one or more classes of the CMOs or MPCS.
Scheduled  payments  of principal and interest on the Mortgage Instruments and other  collateral  are  intended  to  be sufficient to make timely payments of interest on such CMOs or MPCs and to retire each class of such CMOs or MPCs by its  stated  maturity  or  final  payment  date. The Company also finances its
Mortgage  Assets  in  long-term structured obligations or LSOS. LSOs generally
involve   borrowings   or   other  credit  arrangements  secured  by  Mortgage
Instruments or Mortgage Interests owned by the Company.

    Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors pursuant to the terms of a management agreement. The Manager has entered into a subcontract (the "Subcontract Agreement") with American
Southwest Financial Services, Inc. ("ASFS") pursuant to which ASFS performs certain services for the Manager in connection with the structuring, issuance and administration of Structured Financings issued by the Company or by any Issuer affiliated with ASFS with respect to which the Company acquires
Mortgage  Interests or owns the underlying Mortgage Instruments. See "Business
Management Agreement."

    ASFS is affiliated with American Southwest Financial Corporation, American
Southwest   Finance  Co.,  Inc.  and  Westam  Mortgage  Financial  Corporation
(together with their affiliates sometimes referred to as the "ASW Companies").
The  Company  has  no  affiliations,  agreements or relationships with the ASW
Companies  or  ASFS,  except  for  (i) the  Subcontract  Agreement  with ASFS,
(ii) the  indemnification granted by the Company to the ASW Companies and ASFS and their officers and directors against certain liabilities, (iii) one common director  and officer, and (iv) the indirect ownership by a general partner of the Manager of less than 5% of the voting stock of the ASW Companies and ASFS.
See  "Business  -- Special Considerations -- Potential Conflicts of Interest,"
and "Business -- Management Agreement -- The Subcontract Agreement."

Current Mortgage Assets

    The following table sets forth certain general information relating to the ownership of the Mortgage Assets by the Company as of December 31, 1993:



                                                                                      ASR
                                                                     Issue        Acquisition      Ownership
Issuer                                       Series      REMIC        Date           Date          Percentage
- ------                                     ----------  ---------  ------------  ---------------  --------------
American Southwest Financial Corporation           45         No      02/27/87         08/26/87       99.00%(a)
American Southwest Financial Corporation           48        Yes      06/25/87         08/26/87       99.00%(a)
American Southwest Financial Corporation           50         No      06/30/87         08/26/87       99.00%(a)
American Southwest Financial Corporation           53        Yes      07/30/87         08/26/87       49.50%(a)
American Southwest Financial Corporation           55        Yes      10/29/87         10/29/87      100.00%
American Southwest Financial Corporation           56        Yes      10/29/87         10/29/87      100.00%
American Southwest Financial Corporation           57        Yes      12/22/87         12/22/87      100.00%
American Southwest Financial Corporation           58        Yes      12/23/87         12/23/87      100.00%
American Southwest Financial Corporation           60        Yes      02/25/88         02/25/88      100.00%
American Southwest Financial Corporation           61        Yes      02/24/88         02/24/88      100.00%
American Southwest Financial Corporation           62        Yes      03/30/88         03/30/88      100.00%
American Southwest Financial Corporation           63        Yes      04/28/88         04/28/88      100.00%
American Southwest Financial Corporation           64        Yes      05/26/88         05/26/88      100.00%
American Southwest Financial Corporation           66        Yes      06/23/88         06/23/88      100.00%
American Southwest Financial Corporation           67        Yes      07/28/88         07/28/88      100.00%
American Southwest Financial Corporation           68        Yes      09/29/88         09/29/88      100.00%
Westam Mortgage Financial Corporation               2        Yes      05/26/88         05/26/88       32.50%
Westam Mortgage Financial Corporation               4        Yes      07/27/88         07/27/88       20.00%
Westam Mortgage Financial Corporation               7        Yes      11/30/88         11/30/88       20.50%
FHLMC                                               6        Yes      05/27/88         05/27/88      100.00%
FHLMC                                               7        Yes      05/31/88         05/31/88      100.00%
FHLMC                                              14        Yes      08/29/88         10/31/88      100.00%
Residential Mortgage Acceptance, Inc.               I         No      05/06/87         11/06/91      100.00%
Residential Mortgage Acceptance, Inc.              II         No      04/28/87         11/06/91      100.00%
Residential Mortgage Acceptance, Inc.             III         No      08/31/87         11/06/91      100.00%
Residential Mortgage Acceptance, Inc.              IV         No      08/27/87         11/06/91      100.00%
Residential Mortgage Acceptance, Inc.               V         No      10/29/87         11/06/91      100.00%
Ryland Acceptance Corporation                      27         No      11/26/86         11/06/91      100.00%
Ryland Acceptance Corporation                      28         No      12/18/86         11/06/91      100.00%
Ryland Acceptance Corporation                      45         No      07/28/87         11/06/91      100.00%
Ryland Acceptance Corporation                      56         No      12/22/87         11/06/91      100.00%
Merrill Lynch Trust                                15         No      06/29/87         06/30/92        6.00%
Thrift Financial Corporation                        B        Yes      01/29/87         07/24/92       33.65%
FBC Mortgage Securities Trust VII                   A         No      01/28/87         08/14/92       15.32%
FBC Mortgage Securities Trust VII                   B         No      01/27/87         08/14/92       15.32%
CMO Mortgage Investors Trust                        6        Yes      03/01/91          9/28/92      100.00%
Santa Barbara Funding                              2A         No      02/27/87         11/18/92        3.28%
Paine Webber                                        O        Yes      01/30/89         11/25/92      100.00%
Mortgage Capital Trust I                            A         No      03/26/87         03/05/93       98.00%
- ----------
(a) These  series  are  owned  by  Southwest  Capital Mortgage Funding Limited
    Partnership in which the Company owns the entire partnership interest. The
    Company  is obligated to pay 1% of all Net Cash Flow to the former general partner. The percentages represent the Company's beneficial interest.

The Mortgage Instruments Securing or Underlying the Outstanding Structured Financings

    The Mortgage Instruments pledged as collateral for ASW 45 and ASW 50 are beneficially owned by Southwest Capital Mortgage Funding Limited Partnership ("Southwest Funding") of which the Company purchased the general partnership interest in 1993 but is obligated to pay the former general partner 1% of the Net Cash Flows received by Southwest Funding. The Mortgage Instruments pledged as collateral for RAC 27, RAC 28, RAC 45 and RAC 56 are beneficially owned by ASR Finance Corporation ("ASR"), a subsidiary of the Company. Ownership of such Mortgage Instruments entitles Southwest Funding and ASR, respectively, to the Net Cash Flows on the Mortgage Instruments pledged to secure such series of CMOs. The Mortgage Instruments pledged as collateral for the remaining series of CMOs are owned by the Issuers of such CMOs. Where the Issuer is not the Company or its subsidiary, the Company owns all or a part of the residual interests which entitles the Company to all or a part of the Net Cash Flows from the Mortgage Instruments.

    The following table sets forth certain information relating to the Mortgage Instruments securing or underlying the Outstanding Structured Financings as of December 31, 1993. When used in the table below, "WAM" refers to the weighted average remaining maturity in months, "WAC" refers to the weighted average coupon rate on the Mortgage Instruments, and "PSA %" refers to the actual prepayment experience since the date the Company acquired the Mortgage Instruments or the Mortgage Interests, expressed as a percentage of the Prepayment Assumption Model described elsewhere in this section. The remaining principal balance has been adjusted for the Company's ownership interest. (Dollars in thousands.)


                                             PRINCIPAL
                                              BALANCE
      SERIES                 TYPE              (000)       WAC    WAM   PSA %
- ------------------  ----------------------  -----------  -------  ----  ------
ASW 45              GNMA I                   $    9,535   10.50%  267     403
ASW 48              FNMA                         74,306    8.50%  273     312
ASW 50              GNMA I                       32,895   11.00%  238     351
ASW 53              GNMA I                       23,500   11.00%  249     356
ASW 55              GNMA I                       44,423   11.00%  252     352
ASW 56              GNMA I                       39,208   12.00%  248     378
ASW 57              FHLMC                        36,644   11.00%  222     412
ASW 58              FHLMC                        17,883   11.50%  233     456
ASW 60              GNMA I                       90,078    9.00%  278     216
ASW 61              GNMA I                       88,015    9.00%  277     221
ASW 62              GNMA I                       62,209   10.50%  281     397
ASW 63              GNMA I                       52,934   11.00%  237     341
ASW 64              FHLMC                        72,191    9.50%  275     394
ASW 66              GNMA I                      109,111    9.50%  281     292
ASW 67              GNMA I                       92,901    9.50%  289     317
ASW 68              GNMA I                       55,890    9.50%  286     308
Westam 2            GNMA I                      127,837    9.50%  281     292
Westam 4            GNMA I                      157,060    9.00%  280     236
Westam 7            GNMA I                      146,545    9.50%  288     327
FHLMC 6             FHLMC                        35,178    9.50%  275     415
FHLMC 7             FHLMC                        23,619    9.50%  274     402
FHLMC 14            FHLMC                        35,726    9.00%  281     397
RMA I               FNMA                         29,530    8.50%  279     576
RMA II              Mortgage Certificates         7,968    9.12%  254     828
RMA III             GNMA I; FNMA                 61,069    8.05%  281     228
RMA IV              GNMA I                       21,581   11.00%  237     537
RMA V               GNMA I; FNMA                 61,918    8.00%  273     229
RAC 27              Mortgage Loans                3,677    9.42%  270     758
RAC 28              Mortgage Loans                5,024    9.27%  257     656
RAC 45              Mortgage Loans                1,701    8.69%  266     921
RAC 56              Mortgage Loans                1,297    9.53%  260   1,068
MLT 15              GNMA                          6,537   11.00%  240     532
TFC B               FHLMC                        24,068    9.50%  209     626
FBC 7A              FHLMC                         5,207   10.52%  192     600
FBC 7B              GNMA                          4,542   11.50%  232     582
Santa Barbara 2     FHLMC                         4,101    9.50%  255     795
Paine Webber O      GNMA                        162,222   10.00%  296     676
Mortgage Capital
  Trust 1 A         GNMA I; GNMA II              20,736   11.02%  261     654
                                            -----------
  Total                                     $ 1,848,866
                                            ===========

    The prepayment experience on the Mortgage Instruments will significantly affect the average life of such Structured Financings because all or a substantial portion of such prepayments will be paid to the holders of the related Structured Financings as principal payments on such Structured
Financings. Prepayments on mortgage loans commonly are measured by a prepayment model (the "Prepayment Assumption Model"). 100% of the Prepayment Assumption Model means that each mortgage loan underlying a Mortgage Certificate and each Mortgage Loan (regardless of interest rate, principal amount, original term to maturity or geographic location) prepays at an annual compounded rate of 0.2% per annum of its outstanding principal balance in the first month after origination, that this rate increases by an additional 0.2% per annum in each month thereafter until the thirtieth month after origination and in the thirtieth month and in each month thereafter prepays at a constant prepayment rate of 6% per annum.

    The Prepayment Assumption Model does not purport to be either a historical description of the prepayment experience of any pool of mortgage loans or a prediction of the anticipated rate of prepayment of any pool of mortgage loans, including the Mortgage Instruments underlying the Structured Financings, and there is no assurance that the prepayment of the Mortgage
Instruments underlying the Structured Financings will conform to any of the assumed prepayment rates. The rate of principal payments on pools of mortgage loans is influenced by a variety of economic, geographic, social and other factors. In general, however, Mortgage Instruments are likely to be subject to higher prepayment rates if prevailing interest rates fall significantly below the interest rates on the Mortgage Instruments. Conversely, the rate of prepayment would be expected to decrease if interest rates rise above the interest rate on the Mortgage Instruments. Other factors affecting prepayment of mortgage loans include changes in mortgagors' housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans and servicing decisions.

DESCRIPTION OF THE OUTSTANDING STRUCTURED FINANCINGS

    Each series of CMOs, other than those issued by RMA, constitutes a nonrecourse obligation of the Issuer of such series of CMOs payable solely from the Mortgage Instruments and any other collateral pledged to secure such series of CMOs. Each series of the Structured Financings is structured so that the monthly payments on the Mortgage Instruments pledged as collateral, together (in certain cases) with the reinvestment income at assumed rates, will be sufficient to make the required interest and principal payments on each Class of the Structured Financings on a timely basis.

    Interest payments on each Class of the Structured Financings are due and payable on specified dates, except for zero coupon Classes ("Principal Only Classes") and compound interest Classes as to which interest accrues but generally is not paid until other designated Classes are paid in full. Each Class of the Structured Financings, except the Principal Only Classes, provides for the payment of interest either at a fixed rate, or at an interest rate which resets periodically based on a specified spread from (i) the arithmetic mean of quotations of the London interbank offered rates ("LIBOR") for either one- or three-month Eurodollar deposits, determined according to the frequency of payment dates, subject to a specified maximum interest rate,
(ii) the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (the "COF Index"), as published by the Federal Home Loan Bank of San Francisco (the "FHLB/SF"), subject to a specified maximum interest rate or (iii) other specified indices. See Notes 2 and 3 to Consolidated Financial Statements for additional information on the Structured Financings and their respective variable rate classes.

    Principal payments on the Structured Financings are made on each payment date for such series and generally are allocated to the earlier maturing Classes until such Classes are paid in full. However, in certain series of Structured Financings, principal payments on certain Classes are made concurrently with principal payments on other Classes of such series of Structured Financings in certain specified percentages (as described in the prospectus supplement or offering circular for such series of Structured Financings). In addition, payments of principal on some Classes (referred to as "SAY," "PAC," "Sinker" or "TAC Classes") occur pursuant to a specified repayment schedule to the extent funds are available therefor, regardless of which other Classes of the same series of Structured Financings remain outstanding. Payments of principal on certain CMO Classes (referred to as "Retail CMOs") are paid only through redemptions either by the holders of such Retail CMOs or by the Issuer of such Retail CMOs (subject to certain conditions and priorities as described in the prospectus supplement for a series of Structured Financings including Retail CMOs). Each of the Principal Only Classes has been issued at a substantial discount from par value and receives only principal payments.

    Certain Classes of the Structured Financings will be subject to early redemption (in the case of a series of CMOs) or early termination (in the case of MPCs) by the Issuer. The Company has certain specified rights as owner of the residual interest in the REMICs or owner of beneficial interests of the Issuer to instruct the Issuer of certain series of CMOs to redeem the CMOs early. Certain Classes which represent the residual interest in the REMIC (referred to as "Residual Interest Classes") generally also are entitled to additional amounts, such as the Net Cash Flows from the Mortgage Instruments and the remaining assets in the REMIC after the payment in full of the other Classes of the same series of Structured Financings.

    The following table sets forth certain information with respect to the Outstanding Structured Financings. The initial and remaining principal balances have been adjusted to reflect the Company's ownership interest. For the classes that bear variable interest rates, the formula is stated by the index (1L:one-month LIBOR; 3L:three-month LIBOR; and COFI:COF Index), the spread and the maximum interest rate. (Dollars in thousands.)


               SUMMARY OF THE OUTSTANDING STRUCTURED FINANCINGS


                             INITIAL    REMAINING                      STATED
                            PRINCIPAL   PRINCIPAL                     MATURITY
      SERIES         CLASS   BALANCE     BALANCE        COUPON          DATE
- -------------------  -----  ----------  ---------  -----------------  --------

ASW 45               A      $   32,819  $       0          --         02/25/04
                     B          73,582          0          --         02/25/16
                     C          30,814          0          --         02/25/16
                     D          11,286     10,122             7.900%  02/25/17

ASW 48               A          34,650          0          --         10/01/99
                     B          24,633          0          --         11/01/01
                     C         106,157          0          --         08/01/07
                     D          49,885     39,045             8.450%  09/01/17
                     E          32,175     42,554             8.450%  09/01/17

ASW 50               A          20,567          0          --         06/25/12
                     B          98,604     18,730    3L + 0.65%; 13%  06/25/17
                     C          29,329     12,128            10.450%  06/25/17

ASW 53               A          26,776          0          --         10/25/02
                     B          13,860          0          --         01/25/06
                     C          17,944      1,924             7.000%  07/25/13
                     D          47,644     15,557     3L + 0.7%; 13%  07/25/17
                     E           5,198      8,020             7.000%  07/25/17

ASW 55               A          67,200          0          --         09/25/04
                     B          36,000      3,559             8.125%  10/25/12
                     C          87,200     25,061   1L + 0.8%; 12.5%  10/25/17
                     D           9,600     15,817             8.125%  10/25/17

ASW 56               A         181,000     14,926     1L + 0.7%; 12%  10/25/12
                     B          11,000     11,000    1L + 0.95%; 13%  04/25/13
                     C           8,000     13,283             8.250%  04/25/16

ASW 57               A         121,700          0          --         01/20/14
                     B          39,500      5,010    1L + 0.85%; 13%  01/20/07
                     C          34,520     23,690            10.500%  11/20/15
                     D           4,280      7,945            10.500%  01/20/19

ASW 58               A          28,885          0          --         06/20/16
                     B          80,775      9,416     1L + 0.7%; 13%  11/20/18
                     C          11,590      4,717             8.000%  11/20/18
                     D           3,750      3,750            10.000%  11/20/15

ASW 60               A          10,033          0          --         05/01/13
                     B          20,150          0          --         05/01/13
                     C          91,000     41,887             9.000%  03/01/18
                     D          79,000     52,807             8.900%  03/01/18

ASW 61               A          53,200      4,097             8.775%  10/01/11
                     B          12,800          0          --         06/01/13
                     C          10,000          0          --         03/01/14
                     D          10,000          0          --         06/01/14
                     E          50,000     50,000             8.900%  03/01/18
                     F          43,169     26,137             8.500%  03/01/18
                     G          20,981     12,703             9.625%  03/01/18

ASW 62               A         146,200          0          --         02/01/13
                     B          36,000     16,372     1L + 1.1%; 13%  07/01/16
                     C          36,000     16,372             8.800%  07/01/16
                     D           1,000      1,710             9.500%  03/01/17
                     E          31,000     31,000             9.200%  04/01/18

ASW 63               A      $   21,165  $       0          --         08/01/12
                     B          82,000     33,003    1L + 0.85%; 13%  03/01/17
                     C          18,000      5,909             0.000%  03/01/17
                     D          77,000     12,641             8.580%  05/01/18
                     E           2,000      3,300             9.000%  05/01/18

ASW 64               A          21,000          0          --         01/17/05
                     B          35,760     15,361     1L + 0.6%; 13%  06/17/19
                     C          33,600          0          --         05/17/12
                     D          20,820          0          --         12/17/14
                     E          56,820     56,806             8.500%  06/17/19
                     F          81,600          0          --         06/17/17
                     G          45,600          0          --         06/17/17
                     H           4,800          0          --         06/17/19
                     I             100          0           Residual  06/17/19

ASW 66               A          87,250     13,950             9.000%  03/01/12
                     B          16,380          0          --         02/01/14
                     C          25,900     25,900             9.450%  08/01/14
                     D          36,330     36,330             9.450%  03/01/17
                     E          39,892      2,885   1L + 0.9%; 14.5%  04/01/18
                     F          25,000      5,074             9.750%  06/01/18
                     G          22,540     22,540             9.450%  07/01/18
                     H          46,958      9,003             5.000%  07/01/18

ASW 67               A          14,190          0          --         03/01/99
                     B          33,750          0          --         08/01/08
                     C          13,150      6,725             9.300%  10/01/10
                     D          37,680     37,680             9.450%  03/01/15
                     E          45,000          0          --         12/01/15
                     F          15,700     15,700             9.450%  07/01/16
                     G          23,160          0          --         01/01/17
                     H          28,400     28,400             9.450%  08/01/18
                     I          39,220      9,636             5.950%  08/01/18

ASW 68               A          45,230      7,999             8.750%  10/01/12
                     B          41,010     41,010             8.750%  10/01/18
                     C          16,920      9,615  COFI + 1.25%; 16%
                     D          15,260          0          --         10/01/18
                     E          31,580          0          --         10/01/18
                     F             100          0           Residual  10/01/18

Westam 2             A          98,740     13,239             8.750%  01/01/12
                     B          28,230          0          --         04/01/14
                     C          25,000          0          --         04/01/15
                     D          97,670     97,670             9.450%  06/01/18
                     E          10,000      2,369             0.000%  06/01/18
                     F          90,651     21,479             9.230%  06/01/18

Westam 4             A          28,480          0          --         11/01/00
                     B          39,710          0          --         02/01/08
                     C          25,470     14,341             8.950%  01/01/11
                     D          39,030     39,030             8.950%  04/01/14
                     E          17,175          0          --         08/01/14
                     F          20,070          0          --         06/01/15
                     G          35,410     35,410             8.950%  08/01/16
                     H          37,950     37,950             8.950%  08/01/18
                     I          97,151     39,762             8.950%  08/01/18

Westam 7             A          50,250          0          --         08/01/14
                     B          40,420          0          --         12/01/18
                     C          60,320          0          --         06/01/17
                     D          44,100     18,056             9.200%  12/01/18
                     E          31,770     31,770             9.270%  02/01/07
                     F          63,760     63,760             9.300%  10/01/15
                     G          42,100     42,100             9.400%  12/01/18
                     H          14,470          0          --         06/01/06
                     I          40,530          0          --         09/01/14
                     J          12,613          0          --         12/01/18

FHLMC 6              A      $   64,350  $       0          --         12/15/16
                     B          31,736          0          --         12/15/16
                     C          56,371      8,963             9.050%  06/15/19
                     D           6,760      3,307  1L + 0.6%; 12.75%  06/15/19
                     Z           3,250      4,284             9.500%  06/15/19
                     R              32          8           Residual  06/15/19

FHLMC 7              A          32,160          0          --         12/15/16
                     B          17,700          0          --         12/15/16
                     C           2,030          0          --         11/15/01
                     D          13,988        757     1L + 0.4%; 12%  07/15/14
                     E           8,502          0          --         08/15/13
                     F           1,500        757             8.000%  07/15/14
                     G          17,520     17,520             8.500%  09/15/18
                     H           4,580      4,580             8.500%  06/15/19
                     Z           2,000          0          --         06/15/19
                     R              20          5           Residual


FHLMC 14             A          64,091          0          --         12/15/19
                     B          43,088     35,726             9.000%  12/15/19
                     C          11,406          0             0.000%  12/15/19
                     D          14,664          0          --         12/15/19
                     R              20          0           Residual  12/15/19

RMA I                A          21,200          0          --         08/01/11
                     B          11,800          0          --         08/01/11
                     C          17,160      4,320             7.500%  08/01/17
                     D          26,800     14,552     3L + 0.6%; 13%  08/01/16
                     E          14,240      7,732  21.975%-(1.8X3L);  08/01/16
                                                             21.975%
                     F           8,800      8,800             8.500%  08/01/17

RMA II               A          25,075          0          --         05/01/09
                     B          11,965          0          --         08/01/13
                     C          15,750      5,492             8.900%  05/01/17
                     D           1,480      1,480             8.900%  08/01/17

RMA III              A          27,500          0          --         06/01/97
                     B          12,300          0          --         03/01/00
                     C          26,000     22,532             7.000%  06/01/04
                     D          14,500      5,002  3L + 0.55%; 11.5%  06/01/04
                     Z          19,700     32,320             8.000%  06/01/17

RMA IV               A          75,250      7,001  1L + 0.65%; 11.5%  05/25/11
                     B          10,000          0          --         05/25/08
                     C           5,000      2,000             9.700%  08/25/11
                     D           5,500      5,500            10.000%  02/25/12
                     Z           4,250      8,000            10.250%  08/25/17

RMA V                A          28,000     14,240  3L + 0.8%; 12.75%  11/01/07
                     B          62,000     31,531             6.000%  11/01/07
                     Z          11,944     19,333             8.100%  08/01/17

RAC 27               A          15,400          0          --         12/01/93
                     B          37,350          0          --         09/01/01
                     C          70,600          0          --         12/01/10
                     D          40,100      3,296             9.250%  12/01/13
                     E           3,550        926             9.450%  12/01/16

RAC 28               A-1        86,000      2,114            11.500%  12/25/16
                     A-2       117,000      2,876             7.250%  12/25/16

RAC 45               A          13,100          0          --         08/01/00
                     B          21,400          0          --         11/01/09
                     C          15,000      1,820             9.375%  08/01/13
                     D           1,500        505             9.375%  08/01/17

RAC 56               A          27,900          0          --         12/25/02
                     B          12,600          0          --         06/25/06
                     C          10,650          0          --         08/25/09
                     D           5,000          0          --         06/25/09
                     E           4,850      1,270             9.500%

ML Trust 15          A          30,000      6,537      3L +.05%; 11%  09/23/17

TFC-B                A      $   68,315  $      0           --         11/20/10
                     B          23,096      1,779              8.80%  05/20/13
                     C          16,521      8,411              8.55%  05/20/18
                     D           4,135      2,650              9.10%  05/20/18

FBC 7A               A          36,763      5,299   3L + .50%; 11.5%  01/20/18

FBC 7B               A          45,954      5,024  3L + .040%; 11.3%  01/25/17

Santa Barbara II     A          11,085      2,307      3L +.65%; 13%  03/20/18
                     B           2,706          0          --         03/20/09
                     C           1,679          0          --         12/20/12
                     D           2,841        395                 5%  12/20/16
                     E           1,399      1,399                 5%  03/20/18

PaineWebber O        A          24,826          0          --         04/01/19
                     B          68,746          0          --         04/01/19
                     C          53,936     42,973               9.5%  04/01/19
                     D          72,174     72,174               9.5%  04/01/19
                     E          54,374     54,374               9.5%  04/01/19
                     F         163,944          0          --         03/01/10
                     G          22,000          0          --         08/01/10
                     H          40,000          0          --         04/01/19
                     I             100        100               9.5%  05/01/19

CMI 6K               A             100         21          2023.520%  02/22/21

MCIA                 A          51,548     11,325  3L + .60%; 12.40%  06/01/17
                     B          46,452     10,205              8.3%   06/01/17
                            ---------- ----------
  Total                     $6,500,067 $1,885,524
                            ========== ==========


Net Cash Flows

    Sources of Net Cash Flows

    The Net Cash Flows available from the Company's Mortgage Assets are derived principally from three sources: (i) the favorable spread between the interest amounts on the Mortgage Instruments securing or underlying Structured Securities and the interest amounts of the Structured Financings Classes;
(ii) reinvestment income in excess of the amount thereof required to be applied to pay the principal of and the interest on the Structured Financings; and (iii) any amounts available from prepayments on the Mortgage Instruments that are not necessary for the payments on the Structured Financings. The amount of Net Cash Flows generally decreases over time as the Classes are retired. Distributions of Net Cash Flows represent both the return on and the return of the investment in the Mortgage Assets purchased. In addition, the Company may exercise the right to instruct the Issuer to early redeem part or all of a series of Structured Financings and sell the related Mortgage Instruments, in which case the net proceeds (after payment of the Structured Financings and related costs) will be remitted to the Company.

    Factors Affecting Net Cash Flows

    The principal factors which influence Net Cash Flows are as follows:

    (1) Other factors being equal, Net Cash Flows in each payment period tend to decline over the life of a series of Structured Financings, because (a) as normal amortization of principal and principal prepayments occur on the Mortgage Instruments, the principal balances of the Mortgage Instruments are reduced; (b) the principal payments on the Mortgage Instruments generally are first used to pay the principal on the earlier, lower-yielding Classes of such Structured Financings, thereby resulting in a reduction of the favorable spread between the interest rate on the Mortgage Instruments and the interest rates on the outstanding Classes, and (c) the higher coupon Mortgage Instruments are likely to be prepaid faster, reinforcing the same effect.

    (2) The rate of prepayments on the Mortgage Instruments significantly affects the Net Cash Flows. Because prepayments shorten the life of the Mortgage Instruments, a higher rate of prepayments normally reduces overall Net Cash Flows. The rate of prepayments is affected by mortgage interest rates and other factors. Generally, increases in mortgage interest rates reduce prepayment rates, while decreases in mortgage interest rates increase prepayment rates. Because an important component of Net Cash Flows derives from the spread between the weighted average interest rate on the Mortgage Instruments and the weighted average interest on the outstanding Classes of the Structured Financings, prepayments occuring during the early life of such Structured Financings have a more negative effect on Net Cash Flows than the same volume of prepayments have at a later date.

    (3) With respect to variable rate Classes of Structured Financings, increases in the interest rate index increase the interest rate payable on such Classes and thus reduce or, in some instances, eliminate Net Cash Flows, while decreases in the index decrease the interest rate payable and thus increase Net Cash Flows.

    (4) The interest rate at which the monthly cash flow from the Mortgage Instruments may be reinvested until payment dates for the Structured Financings influences the amount of the Net Cash Flows unless such reinvestment income is not paid to the owner of the related Mortgage Asset.

    (5) The  administrative  expenses of a series of Structured Financings (if any) may increase as a percentage of Net Cash Flows as the outstanding balances of the Mortgage Instruments decline, if some of such administrative expenses are fixed. In later years, it can be expected that fixed expenses will exceed the available cash flow. Although reserve funds generally are established to cover such shortfalls, there can be no assurance that such reserves will be sufficient to cover such shortfalls. In addition, although each series of Structured Financings generally has an optional redemption provision that allows the Issuer or the Company, if applicable, to retire the remaining Classes after certain dates, there can be no assurance that the Issuer or the Company will exercise such options and, in any event, in a high interest rate environment the market value of the remaining Mortgage Instruments may be less than the amount required to retire the remaining outstanding Classes. The Company may be liable for administrative expenses relating to a series of Structured Financings if reserves prove to be insufficient. Moreover, any unanticipated liability or expenses with respect to the Structured Financings could adversely affect Net Cash Flows.

    In addition, if the Company elects to instruct the Issuer to early redeem part or all of a series of Structured Financings and sell the related Mortgage Instruments, the net proceeds after the early redemption will depend on the sales price realized by the Issuer for the Mortgage Instruments.

    See Note 13 to the Consolidated Financial Statements for additional information on the future Net Cash Flow.

Hedging

    The Company from time to time hedges its Mortgage Assets and indebtedness in whole or in part so as to provide protection from interest rate fluctuations or other market movements. With respect to assets, hedging can be used either to increase the liquidity or decrease the risk of holding an asset by guaranteeing, in whole or in part, the price at which such asset may be disposed of prior to its maturity. With respect to indebtedness, hedging can be used to limit, fix or cap the interest rate on variable rate indebtedness. The Company's hedging activities may include the purchase of interest rate cap agreements, the consummation of interest rate swaps, the purchase of Stripped Securities, the maintenance of short positions in financial futures contracts, the purchase of put options on such contracts and the trading of forward contracts. For a description of the Company's current hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Transactions."

    Certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." Therefore, the Company may be prevented from adequately hedging its Mortgage Assets or indebtedness. In addition, hedging strategies that may not jeopardize the Company's REIT status in a slowly rising interest rate environment could jeopardize the Company's REIT status in a rapidly rising interest rate environment.

                              CAPITAL RESOURCES

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions and restrictions that may be contained in the Company's financing arrangements from time to time and other factors as described herein, the Company increases the amount of funds available for its activities with the proceeds of borrowings including borrowings under loan agreements, repurchase agreements and other credit arrangements.

    Subject to the foregoing, the Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. Repurchase agreements are agreements pursuant to which the Company sells Mortgage Assets for cash and simultaneously agrees to repurchase such Mortgage Assets on a specified date for the same amount of cash plus an interest component. The Company also may increase the amount of funds available for investment through the issuance of debt securities (including Structured Financings).

    It can be anticipated that a substantial portion of the assets of the Company will be pledged to secure indebtedness incurred by the Company.
Accordingly, such assets will not be available for distribution to the stockholders of the Company in the event of the Company's liquidation except to the extent that the value of such assets exceeds the amount of such indebtedness.

    On May 28, 1992, a wholly owned limited-purpose subsidiary of the Company issued $80,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Secured Notes bear a fixed interest rate of 9.02% per year. Principal repayments are $3,222,222 per quarter during the first four quarters and $2,097,222 per quarter thereafter through May 15, 2001. The Secured Notes are collateralized by all of the Mortgage Assets of the subsidiary and funds held by the trustee (including the reserve fund and the collection account).

    Under the Indenture, the excess, if any, of the income portion of the cash flow from the collateral pledged (determined on the Federal income tax basis) over the interest and other expenses on the Secured Notes is remitted to the Company. The principal portion of the cash flow (total cash flow in excess of the income portion) is used to make the scheduled principal payment and interest payment, if necessary. Depending on the level of certain specified financial ratios relating to the collateral, any remaining principal portion of the cash flow is required to either prepay the Secured Notes at par, increase the reserve fund up to its $20,000,000 maximum, or is remitted to the Company for its unrestricted use.

    On January 12, 1994, as the initial step of the Company's new plan to invest in income-producing properties, the Company acquired 17 apartment properties consisting of 2,461 units located in Tucson, Arizona, Houston, Texas and Albuquerque, New Mexico. The total acquisition costs, including closing costs, were approximately $61.6 million, which was financed by assumption of two existing first mortgage loans of $7.1 million, 15 new first mortgage loans totalling $38.6 million, seller carryback notes of $6.5 million and a cash payment of $9.4 million. Each of the properties is owned by a newly formed, single-asset subsidiary which is wholly owned by the Company or one of its subsidiaries. The first mortgage loans are generally non-recourse to the subsidiary or the Company.

    The Company's Bylaws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, aggregate indebtedness (other than Structured Financings and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 300% of the Company's net assets, on a consolidated basis, unless approved by a majority of the Unaffiliated Directors. For this purpose, the term "net assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles.

    The Company may increase its capital resources by making additional offerings of its Common Stock or securities convertible into the Company's Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share which may result in the reduction of the market price of shares of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of future sales of its Common Stock as such sales will depend upon market conditions and other factors. See "Business -- Special Considerations -- Future Offerings of Common Stock."

OPERATING RESTRICTIONS

    The Company presently may not purchase commodities or commodity futures contracts (other than interest rate futures when used solely for hedging). The Company may not invest in unimproved real property or underwrite securities of other issuers. The foregoing restrictions may not be changed without the approval of the holders of a majority of the outstanding shares of the Company's Common Stock.

    Except as otherwise restricted, the operating policy of the Company is controlled by its Board of Directors, which has the power to modify or alter such policy without the consent of the stockholders. Although the Company has no present intention of modifying its operating policies described herein, the Board of Directors in the future may conclude that it would be advantageous for the Company to do so.

                                 COMPETITION

    There are numerous real estate companies, insurance companies, financial institutions and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants.

                                  EMPLOYEES

    The Company currently has five full time salaried employees.

                             MANAGEMENT AGREEMENT

THE MANAGER

    The Manager is an Arizona limited partnership. The Manager is engaged in the business of advising the Company with respect to various aspects of the Company's business and operations, managing the overall business and operations of the Company and representing the Company in its dealings with third parties. Jon A. Grove, Frank S. Parise, Jr. and Joseph C. Chan have been directors or officers of general partners of the Manager since its organization.

TERMS OF THE MANAGEMENT AGREEMENT

    The Company and the Manager are parties to a Management Agreement with a term expiring on December 31, 1994, subject to annual extensions between the Company and the Manager. The Management Agreement may be terminated by the Company without cause at any time upon 60 days written notice by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock. In addition, the Company has the right to terminate the Management Agreement for cause in the event of (i) a breach by the Manager of any provision contained in the Management Agreement occurs; (ii) an order for relief is entered with respect to the Manager in an involuntary case under federal or state bankruptcy, insolvency or other similar laws; or (iii) the Manager (a) ceases or admits in writing its inability to pay its debts as they become due, or makes a general assignment for the benefit of or enters into an arrangement with creditors, (b) applies for or consents to the appointment of a receiver, trustee, assignee, custodian, liquidator or sequestrator, or proceedings seeking such appointment are commenced, (c) authorizes or files a voluntary petition in bankruptcy, or applies for or consents to the application of any bankruptcy, reorganization, arrangement, readjustment of debt, insolvency, dissolution, liquidation or other similar law, or proceedings to such end are instituted against the Manager, or (d) permits or suffers all or any substantial part of its properties or assets to be sequestered or attached by court order, or (iv) if any two of Messrs. Grove, Parise or Chan shall cease to be a director, officer or shareholder of at least one partner of the Manager or if they collectively cease to control the majority of the voting decisions of the Manager.

    The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate, including:

        (a) serving as the Company's consultant with respect to formulation of investment criteria by the Board of Directors;

        (b) representing the Company in connection with the purchase of assets;

        (c) structuring financings of the Company;

        (d) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

        (e) providing the executive and administrative personnel, office space and services required in rendering services to the Company;

        (f) administering the day-to-day operations of the Company and performing and supervising the performance of such other administrative functions necessary in the management of the Company as may be agreed upon by the Manager and the Board of Directors, including the collection of revenues, the payment of the Company's debts and obligations and maintenance of appropriate computer services to perform such administrative functions;

        (g) communicating on behalf of the Company with the holders of the equity and debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies and to maintain effective relations with such holders;

        (h) counseling the Company in connection with policy decisions to be made by the Board of Directors; and

        (i) upon request by and in accordance with the direction of the Board of Directors, investing or reinvesting any money of the Company.

Management Fee

    The Manager receives an annual management fee equal to 3/8 of 1% of the "Average Invested Assets" of the Company and its subsidiaries for each year. The Management Agreement provides for a quarterly management fee, although the Board of Directors has approved payment of the management fee monthly, with adjustments made quarterly. The term "Average Invested Assets" for any period means the average of the aggregate book value of the consolidated assets of the Company and its subsidiaries, including those assets pledged to secure Structured Financings, invested, directly or indirectly, in equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, less the book value of the issued and outstanding Structured Financings of the Company and its subsidiaries computed by taking the average of such values at the end of each month during such period.

    In the event that the Management Agreement is terminated by the Company or is not renewed by the Company on terms at least as favorable to the Manager as the current Management Agreement other than as a result of a termination by the Company for cause (as specified above and defined in the Management Agreement), the Manager will be entitled to receive from the Company the management fee that would have been payable by the Company to the Manager pursuant to such Management Agreement based on the investments made by the Company prior to the date on which the Management Agreement is so terminated (or not renewed) for the 12 full fiscal quarters beginning on the date of such termination (or failure to renew) as more fully described in the Management Agreement.

    The Manager's management fee must be calculated by the Manager within 45 days after the end of each quarter, and such calculation must be promptly delivered to the Company for payment within 60 days of the end of each fiscal quarter, subject to adjustment at the end of the year.

    Prior to 1994, if the Company's annual taxable income exceeded an amount equal to its average net worth times the sum of the ten year U.S. Treasury rate plus one percentage point, the Company paid the Manager, as incentive management fee, 25% of the excess. In December 1993, in connection with the renewal of the Management Agreement for 1994, the Manager and the Company agreed to eliminate the incentive management fee provision. On December 16, 1993, the Company granted to the Manager options to purchase 1,549,000 shares of the Company's Common Stock and 451,000 shares of phantom stock options. The exercise price for the stock options and phantom stock options is $1.72 per share which is 10% higher than the market price on that date. The exercise price will be reduced by the total amount of per share dividends paid during the period the options are outstanding. One-third of the total options are currently exercisable; one-third will become exercisable on December 16, 1994; and the remainder will become exercisable on December 16, 1995. The options and the phantom options will expire on December 16, 1998, if not terminated earlier pursuant to the terms of the option agreements.

    For information relating to management fees, see Note 8 to consolidated financial statements.

Administration Fees

    The Manager also performs certain analysis and other services in connection with the administration of Structured Financings issued by the Company or by any other Issuer with respect to which the Company acquires Mortgage Interests, including working with the Master Servicer (as defined herein), if any, and the Company or the other Issuer to ensure proper servicing and administration. For such activities, the Company currently pays the Manager an annual administration fee of $10,000 for each series of Mortgage Interests acquired before 1991, $10,000 for the aggregate Mortgage Interests acquired in 1991 and $10,000 for the aggregate Mortgage Interests acquired in 1992. See Note 8 to the consolidated financial statements.

Expenses

    The Manager is required to pay employment expenses of its personnel, rent, telephone, utilities and other office expenses (except those relating to a separate office or office facilities, if any, maintained by the Company or its subsidiaries, if any), and certain travel and miscellaneous administrative expenses of the Manager. The Company is required to pay all other expenses of operation (as set forth in the Management Agreement) up to an amount per year with respect to certain of such expenses equal to the greater of 2% of the Company's Average Invested Assets or 25% of the Company's Net Income for that year. Expenses in excess of such amount will be paid by the Manager, unless the Unaffiliated Directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In the event that the Company's operating expenses for any fiscal year total less than the greater of 2% of the Company's Average Invested Assets or 25% of its Net Income for that fiscal year, then, within 120 days after the end of such fiscal year, with the consent of the Unaffiliated Directors, the Manager will be repaid all compensation previously reimbursed by the Manager to the Company on account of operating expenses having exceeded the greater of 2% of its Average Invested Assets or 25% of its Net Income during one or more prior fiscal years, except that the amount of any repayment of compensation to the Manager may not, when added to all other operating expenses of the Company for such fiscal year, exceed the greater of 2% of the Company's Average Invested Assets or 25% of its Net Income for that fiscal year. The Manager's right to repayment of previously reimbursed compensation will be cumulative, and the amount of previously reimbursed compensation which has not been repaid to the Manager will be carried forward to and be repaid to the Manager in subsequent fiscal years. Prior to any such repayment, the Unaffiliated Directors must determine that the Company's operating expenses which were in excess of the limitation set forth above in one or more prior fiscal years were reasonable when incurred in connection with the operations of the Company.

Right of First Refusal

    The Manager has granted the Company a right of first refusal, for as long as the Manager or an affiliate of the Manager acts as the Company's manager pursuant to the Management Agreement or any extension thereof, to purchase any assets held by the Manager or its affiliates prior to any sale, conveyance or other transfer, voluntarily or involuntarily, of such assets by the Manager or its affiliates. See "Business -- Special Considerations -- Potential Conflicts of Interest."

Limits of Responsibility

    Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, the partners of the Manager and any of their partners, directors, officers, stockholders and employees will not be liable to the Company, any other
Issuer, any subsidiary of the Company, the Unaffiliated Directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify the Manager, the partners of the Manager and any of their partners, directors, officers, stockholders and employees, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any of their acts or omissions not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. The Management Agreement does not limit or restrict the right of the Manager, the partners of the Manager or any of their partners, directors, officers, stockholders, employees or affiliates from engaging in any business or rendering services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, assets which meet the Company's policies and criteria, except that the Manager (but not its partners or any of their partners, directors, officers, stockholders, employees or agents) is not permitted to provide any such services to any residential mortgage REIT other than the Company and its subsidiaries. The Manager has the right to subcontract with third parties, including affiliates of the Manager, to provide services to the Manager and the Company. Any payment of fees to such third parties will be the sole responsibility of the Manager.

THE SUBCONTRACT AGREEMENT

    The Manager and ASFS are parties to a Subcontract Agreement pursuant to which ASFS performs certain services for the Manager in connection with the administration of Structured Financings issued by the Company or by any Issuer affiliated with ASFS with respect to which the Company acquires Mortgage Interests or owns the underlying Mortgage Instruments. Under the Subcontract Agreement, ASFS charges an administration fee for each series of CMOs generally equal to a maximum of $20,000 per year.

    The Subcontract Agreement extends through December 31, 1994. Thereafter, successive extensions, each for a period not to exceed one year, may be made by agreement between the Manager and ASFS. The Subcontract Agreement may be terminated by either party upon six months prior written notice, except that the Manager may terminate the Subcontract Agreement at any time upon 60 days written notice in the event the Company no longer retains the Manager. In addition, the Manager has the right to terminate the Subcontract Agreement upon the happening of certain specified events, including a breach by ASFS of any provision contained in the Subcontract Agreement.

    ASFS is a privately held Arizona corporation which is indirectly beneficially owned by the Class A shareholders of American Southwest Financial Corporation and American Southwest Finance Co., Inc. The Class A shareholders of American Southwest Financial Corporation and American Southwest Finance Co., Inc. consist primarily of numerous finance entities, each of which was organized and controlled by one or more separate concerns engaged in the homebuilding business and none of which owns more than 10% of the shares of stock of either of such corporations.

    Pursuant to the Subcontract Agreement, ASFS will not assume any responsibility other than to render the services called for therein. ASFS and its directors, officers, stockholders and employees will not be liable to the Company, the Manager, or any of their directors or stockholders for any acts or omissions by ASFS, its directors, officers, stockholders or employees under or in connection with the Subcontract Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Subcontract Agreement. The Company has agreed to indemnify and hold harmless American Southwest Financial Corporation, American Southwest Finance Co., Inc., ASFS and their officers and directors from any action or claim brought or asserted by any party by reason of any allegation that American Southwest Financial Corporation, American Southwest Finance Co., Inc. or ASFS is an affiliate or is otherwise accountable or liable for the debts or obligations of the Company or its affiliates.

                        PROPERTY MANAGEMENT AGREEMENT

    The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current properties. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1994, was approved by the Unaffiliated Directors. Under the agreement, the Property
Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 6,000 apartment units, including those owned by the Company.

    The Property Manager has developed computer, accounting, management, reporting and control systems to monitor property operations. Detailed annual budgets are prepared for each property. Monthly, quarterly and annual reports are prepared addressing occupancy rates, turnover ratios, budget variances, delinquencies and other operating information. Weekly reports are provided for each property detailing leasing and occupancy activities. The Property Manager also maintains and analyzes demographic resident data. Prior to entering into a lease, the Property Manager generally reviews the credit of the prospective tenant to attempt to minimize bad credit risks and identify tenants having a poor rental history. This information is intended to enable the Property
Manager to identify and act quickly on specific conditions affecting individual properties.

    Each of the current properties is operated by a staff including a resident manager and a maintenance and apartment preparation staff. Policies and procedures utilized at the property sites follow established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. As a result of active onsite management and strict prospective tenant qualification standards, the Company expects to experience low rent loss to delinquencies or early lease terminations.

                            SPECIAL CONSIDERATIONS

REAL ESTATE INVESTMENT CONSIDERATIONS

General

    Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, the Company's income will be adversely affected. Income from the properties may be adversely affected by the general economic climate (including unemployment rates), local conditions such as oversupply of competing income-producing properties or a reduction in demand for income-producing properties in the area, the attractiveness of the properties to tenants, competition from other available income-producing properties, the affordability of single family homes, the ability of the Company to provide adequate maintenance and insurance and increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions.

Potential Environmental Liability

    Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged asbestos-containing material in the event of remodeling or renovation.

    All of the current properties have been subject to a Phase I environmental site assessment and limited asbestos survey (which involve inspection without soil or groundwater analysis) by independent environmental consultants undertaken in 1993. As a result the findings of the Phase I environmental assessment, a Phase II assessment involving soil and groundwater testing was performed at four properties by independent environmental consultants. The assessment shows that the groundwater at one of the properties is contaminated. Based on the report of the environmental engineers, the Company believes that the contamination has been caused by a nearby service station and that the owner of the station has commenced clean up procedures under the direction of the local governmental authority. The Company has informed the local governmental authority of the groundwater contamination and asked the authority to expand the clean up procedures to include the Company's property. The Company believes that the environmental liability for its property would not have a material adverse effect on the Company's business or results of operations. The Company will engage environmental engineers to perform annual soil and water analysis at those four properties.

    The Company has determined that there are minor amounts of asbestos-containing materials ("ACMs") in five of the Company's properties. The Company maintains an Operations and Maintenance Program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection by the Company's employees for any change in condition of existing ACMs.

    Except as set forth above, the reports have not revealed any environmental liability, nor is the Company aware of any environmental liability, that the Company believes would have a material adverse effect on the Company's business, assets or results of operation. No assurance, however, can be given that these reports reveal all environmental liabilities, or that no prior owner created any material environmental condition not known to the Company or that future uses and conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability. In the event the Company discovers a material environmental condition relating to any of its properties, the Company could be required to expend funds to remedy such condition.

Uninsured Loss

    The Company will carry comprehensive liability, fire, flood (where applicable), extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses (such as losses resulting from earthquakes) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in and anticipated profits and cash flow from a property and would continue to be obligated on any mortgage indebtedness on the property.

Americans with Disabilities Act

    The properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that the properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public access areas of the Company's properties, where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities to be public accommodation or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Company's operations could be adversely affected. No specific regulations have been promulgated under the ADA and, thus, it is uncertain how enforcement of the ADA would affect specific building attributes. However, the Company believes that the properties comply with all present requirements under the ADA.

Fair Housing Amendments Act of 1988

    The Fair Housing Amendments Act of 1988 (the "FHA") requires multifamily residential properties first occupied after March 13, 1991 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. The Company believes that its properties that are subject to the FHA are in compliance with such law.

MARKET RISKS RELATING TO MORTGAGE ASSETS

General

    The results of the Company's operations depend, among other things, on the level of Net Cash Flows generated by the Company's Mortgage Assets. The
Company's Net Cash Flows vary primarily as a result of changes in mortgage prepayment rates, short-term interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the Mortgage Assets, the geographic location of the properties securing the mortgage loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General" and "Business -- Operating Policies and Strategies -- Net Cash Flows."

    The projected rates of return to the Company on its Mortgage Assets will be based upon assumed levels of prepayments on the underlying Mortgage Instruments, assumed rates of interest or pass-through rates on the Structured Financings that bear variable interest rates, and assumed rates of reinvestment income and expenses with respect to such Structured Financings. The actual levels of interest rates on Structured Financings bearing variable interest rates, prepayment rates, reinvestment income and administration expenses will affect the level of the Company's Net Cash Flows. To the extent that the assumptions employed by the Company vary from actual experience, the actual Net Cash Flows received by the Company may vary significantly from those projected by the Company as to timing and amount over the lives of such Structured Financings and from one period to another, and such returns could be negative under certain circumstances. The Company's Net Cash Flows on such Mortgage Assets also may be affected by the cost and availability of credit enhancement devices (such as overcollateralization, primary mortgage insurance, mortgage pool insurance, special hazard insurance and guaranteed investment contracts) necessary to obtain the desired rating on such Structured Financings.

Prepayment Risks

    Mortgage prepayment rates vary from time to time and may cause declines in the amount and duration of the Company's Net Cash Flows. Prepayments of Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in such Mortgage Instruments. Conversely, prepayments decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in such Mortgage Instruments. See "Business -- Special Considerations -- Market Risks -- Interest Rate Fluctuation Risks." Prepayment experience also may be affected by the geographic location of the mortgage loans included in Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

    In general, without regard to the interest rates payable on classes of a series of Structured Financings, prepayments on Mortgage Instruments bearing a net interest rate higher than or equal to the highest interest rate on the related series of Structured Financings will have a negative impact on the Net Cash Flows of the Company because such principal payments eliminate or reduce the favorable interest spread earned on the Mortgage Instruments.

    Net Cash Flows on Mortgage Instruments also tend to decline over the life of the Structured Financings because the classes of such Structured Securities with earlier stated maturities or final payment dates tend to have lower interest rates. In addition, because an important component of the Net Cash Flows derives from the favorable spread between the weighted average interest rate on such Mortgage Instruments and the weighted average interest rate on the Structured Financings, a given volume of prepayments concentrated during the early life of a series of Structured Financings would reduce the weighted average lives of the earlier maturing classes of such Structured Financings bearing lower interest rates. Thus, an early concentration of prepayments would have a greater negative impact on the Net Cash Flows of the Company than the same volume of prepayments at a later date.

    Mortgage prepayments also shorten the life of the Mortgage Instruments, thereby reducing the overall Net Cash Flows and causing an inherent decline in the Company's income as described under "Business -- Special Considerations -- Risks of Decline in Net Cash Flows and Income."

    No assurance can be given as to the actual prepayment rate of mortgage loans included in or underlying the Mortgage Instruments in which the Company has an interest.

Interest Rate Fluctuation Risks

    Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the Outstanding Structured Financings bears variable interest rates. As of December 31, 1993, $239 million of the $1.89 billion of the Outstanding Structured Financings bore variable interest rates. Consequently, changes in short-term interest rates significantly influence the Company's net income.

    Increases in short-term interest rates increase the interest cost on variable rate Structured Financings and decrease the Company's Net Cash Flows. Conversely, decreases in short-term interest rates decrease the interest cost on the variable rate Structured Financings and increase the Company's Net Cash Flows.

    As stated above, increases in mortgage interest rates generally decrease mortgage prepayment rates which increase the Company's Net Cash Flows, and decreases in mortgage interest rates generally increase mortgage prepayment rates which decrease the Company's Net Cash Flows. Therefore, changes in short-term and mortgage interest rates in the same direction generally have opposite effects on the Company's Net Cash Flow. However, during a given period of time, short-term and mortgage interest rates may not change proportionately or may even change in opposite directions. In addition, the amounts of the effect on the Company's Net Cash Flows from identical changes in short-term and mortgage interest rates usually vary significantly. Thus, the net effect of changes in short-term and mortgage interest rates may vary significantly, resulting in significant fluctuations in Net Cash Flows.

    To the extent consistent with its election to qualify as a REIT, the Company from time to time utilizes hedging techniques to mitigate against fluctuations in market interest rates. However, no hedging strategy can completely insulate the Company from such risks, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT severely limit the Company's ability to hedge. Even hedging strategies permitted by the federal income tax laws could result in hedging income which, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy certain REIT income tests. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." In addition, hedging involves transactions costs, and such costs increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its investments. See "Business -- Operating Policies and Strategies -- Other Operating Strategies."

    No assurances can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage Assets or income therefrom.

Reinvestment Income and Expense Risks

    In the event that actual reinvestment rates decrease over the term of a series of Structured Financings, reinvestment income will be reduced, which in turn will adversely affect the Company's Net Cash Flows. The Company may also be liable for the expenses relating to such Structured Financings including administrative, trustee, legal and accounting costs and, in certain cases, for any liabilities under indemnifications granted to the underwriters, trustees or other Issuers. These expenses are used in projecting Net Cash Flows; however, to the extent that these expenses are greater than those assumed, such Net Cash Flows will be adversely affected. Moreover, in later years, Mortgage Instruments may not generate sufficient cash flows to pay all of the expenses incident to such Structured Financings. Although reserve funds generally are established to cover such future expenses, there can be no assurance that such reserves will be sufficient. In addition, the Company may be liable for the amount of the obligations represented by any Structured Financings issued by it.

    No assurance can be given as to the actual reinvestment rates or the actual expenses incurred with respect to such Structured Financings.

Borrowing Risks

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions, restrictions that may be contained in the Company's financing arrangements from time to time and other factors, the Company increases the amount of funds available for its activities with funds from borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities. The Company's borrowings generally are secured by Mortgage Assets owned by the Company. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short-term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. See "Business -- Special Considerations -- Market Risks -- Interest Rate Fluctuation Risks." The Company also may increase the amount of its available funds through the issuance of debt securities.

    The Company's Bylaws limit borrowings, excluding the liability represented by Structured Financings, to no more than 300% of the amount of its net assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business
- -- Operating Policies and Strategies -- Capital Resources." If the cost of such borrowings increases to the extent that such cost exceeds the Net Cash Flows on such Mortgage Assets, such an increase could result in losses in certain circumstances. No assurance can be given as to the cost or continued availability of any such borrowings by the Company. As of December 31, 1993, the Company's borrowings totalled $42,699,000.

    No assurance can be given as to the actual effect of borrowings by the Company.

Inability to Predict Effects of Market Risks

    Because none of the above factors including changes in prepayment rates, interest rates, reinvestment income, expenses and borrowing costs are susceptible to accurate projection, the Net Cash Flows generated by the Company's Mortgage Assets, and thus distributions to the Company's stockholders, cannot be predicted.

RISKS OF DECLINE IN NET CASH FLOWS AND INCOME FROM MORTGAGE ASSETS

    The Company's income derives primarily from the Net Cash Flows received on its Mortgage Assets, which are the greatest in the years immediately following the purchase of Mortgage Assets and decline over time. This decline in Net Cash Flows over time occurs as (i) the scheduled principal payments and prepayments occur, the principal balances of the Mortgage Instruments decline over time; (ii) interest rates on Structured Financings classes receiving principal payments first generally are lower than those on later classes, the relative interest cost of the Structured Financings increases over time; and
(iii) mortgage prepayments on Mortgage Instruments with higher interest rates tend to be higher than on those with lower interest rates, the relative interest income on the Mortgage Instruments decreases over time. See "Business
- -- Operating Policies and Strategies -- Net Cash Flows."

    For both tax and accounting purposes, the Company's Net Cash Flows consist of two components -- one representing return of a portion of the purchase price of the Net Cash Flow Interest (the "Cost Component") and one representing income on the investment in Net Cash Flow Interest (the "Income Component"). Based on assumptions made at the time of the purchase with respect to prepayment rates, interest rates, expense levels and other factors, a Net Cash Flow Interest is expected to generate a specified rate of return. If actual experience with respect to all of such factors proves to be the same as reflected in the assumptions and the Net Cash Flow Interest is held to maturity, the expected rate of return from the Net Cash Flow Interest will be achieved. However, for both tax and accounting purposes, the Income Component will be highest in years immediately following the purchase of the Net Cash Flow Interest and will decline over time even if actual experience with respect to all of the factors occurs. This inherent decline in the Income Component requires that the Company reinvest the Cost Component in assets with yields equal to or higher than the existing Mortgage Assets to continue to achieve consistent yields on its investment even without regard to variances in the interest, mortgage prepayment and reinvestment rates affecting the Net Cash Flow Interests. Because the Company was precluded by its prior credit facility from reinvesting the Cost Component until it was refinanced in May 1992, the yield on the Company's Mortgage Assets has been severely reduced by the scheduled payments and prepayments of the Mortgage Instruments. In addition, to the extent that actual mortgage prepayments experienced exceed those assumed, this inherent decline in Net Cash Flows and income is accelerated. See "Business -- Special Considerations -- Market Risks -- General."

    As the Company has made the determination to reinvest the Net Cash Flows in income-producing properties which may have a lower current yield than Mortgage Assets, without regard to the mortgage prepayment rates and variable interest rates, the Company may experience declining operating income over time without the effect of any gain or loss on the sale of the properties. See "Business -- Special Considerations -- Competition."

PLEDGED ASSETS

    A substantial portion of the Company's assets currently are and in the future can be expected to be pledged to secure its borrowings. Therefore, such assets will not be available to the stockholders in the event of the liquidation of the Company except to the extent that the market value thereof exceeds the amounts due to the creditors. However, the market value of the Mortgage Assets is uncertain because the market for Mortgage Assets of the type owned by the Company is not well developed and fluctuates rapidly as the result of numerous market factors (including interest rates and prepayment rates) as well as the supply of and demand for such assets.

COMPETITION

    There are numerous real estate companies, insurance companies, financial institutions and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining clients.

MARKET PRICE OF COMMON STOCK

    The market price of the Company's Common Stock has been extremely sensitive to a wide variety of factors including the Company's operating results, dividend payments (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's assets and prevailing market interest rates. It can be expected that the performance of the Company's income-producing properties will have an increasingly important effect on the market price of the Company's Common Stock. Any actual or perceived unfavorable changes in the real estate market and other factors may adversely affect the market price of the Company's Common Stock.

FUTURE OFFERINGS OF COMMON STOCK

    The Company in the future may increase its capital resources by making additional offerings of its Common Stock or securities convertible into its Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share of the Company's Common Stock which may result in the reduction of the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of future sales of its Common Stock as such sales will depend upon market conditions and other factors such as its need for additional equity, its ability to apply or invest the proceeds of such sales of its Common Stock, the terms upon which its Common Stock could be sold.

MANAGEMENT FEES

    The Manager advises the Company with respect to various aspects of the Company's business and operations, manages the Company's overall business and operations, and represents the Company in its dealings with third parties pursuant to the terms of the Management Agreement. In the event that the Management Agreement is terminated by the Company or is not renewed by the Company on terms at least as favorable to the Manager as the current Management Agreement other than as a result of a termination by the Company for cause (as specified above and defined in the Management Agreement), the Manager will be entitled to receive from the Company the management fee that would have been payable by the Company to the Manager pursuant to such Management Agreement based on the investments made by the Company prior to the date on which the Management Agreement is so terminated (or not renewed) for the 12 full fiscal quarters beginning on the date of such termination (or failure to renew) as more fully described in the Management Agreement.

POTENTIAL CONFLICTS OF INTEREST

    The Company is subject to potential conflicts of interest arising from its relationship with the Manager and the Property Manager. The Management Agreement does not limit or restrict the right of the Manager, the partners of the Manager or any of their directors, officers or employees from engaging in any business or rendering services of any kind to any other person except that the Manager (but not its partners or their directors, officers or employees) are not permitted to provide any such services to any residential mortgage REIT other than the Company. The Company may purchase assets from entities which may be affiliates of the Manager. Although certain agreements and activities must be approved by the Unaffiliated directors (as described below), the day-to-day transactions between the Company and the Manager and the Property Manager are not subject to the specific pre-approval of the Unaffiliated Directors. See "Business -- Management Agreement -- Terms of Management Agreement" and "Business -- Property Management Agreement."

    The Company's Articles of Incorporation limit the liability of its directors and officers to the Company and its stockholders to the fullest extent permitted by Maryland law, and both the Company's Articles and Bylaws provide for indemnification of the directors and officers to such extent. The Management Agreement also limits the responsibilities and liabilities of the Manager, the partners of the Manager and any of their partners, directors, officers, stockholders and employees and provides for their indemnification against liabilities except in certain circumstances. See "Business -- Management Agreement -- Terms of the Management Agreement -- Limits of Responsibility." The Property Management Agreement also limits the responsibilities and liabilities of the Property Manager. See "Business -- Property Management Agreement." In addition, the Subcontract Agreement limits the responsibilities of ASFS and provides for the indemnification of ASFS, its affiliates and their directors and officers against various liabilities. See "Business -- Management Agreement -- The Subcontract Agreement."

    Counsel to the Company has furnished, and in the future may furnish, legal services to the Manager, affiliates of the Manager, certain Issuers (including those affiliated with ASFS), certain Mortgage Suppliers and certain Mortgage Finance Companies. There is a possibility that in the future the interests of certain of such parties may become adverse, and counsel may be precluded from representing one or all of such parties. If any situation arises in which the interests of the Company appear to be in conflict with those of the Manager, its affiliates, Mortgage Suppliers or any Mortgage Finance Companies, additional counsel may be retained by one or more of the parties.

    With a view toward protecting the interests of the Company's stockholders, the Bylaws of the Company provide that a majority of the Board of Directors (and a majority of each committee of the Board of Directors) must not be "Affiliates" of the Manager or "Advisors," as these terms are defined in the Bylaws, and that the investment policies of the Company must be reviewed annually by these directors (the "Unaffiliated Directors"). Moreover, the annual renewals of the Management Agreement and the Property Management Agreement require the affirmative vote of a majority of the Unaffiliated Directors. In addition, a majority of such Unaffiliated Directors may terminate the Management Agreement or the Property Management Agreement at any time upon 60 days' notice. See "Business -- The Management Agreement."

CERTAIN CONSEQUENCES OF AND FAILURE TO MAINTAIN REIT STATUS

    In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions to stockholders and the ownership of its stock. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts, and require the Company to make distributions to its stockholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

    The Company's operations from time to time generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual cash receipts. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business -- Federal Income Tax Considerations." Alternatively, the Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its stockholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. In evaluating assets for purchase, the Company considers the anticipated tax effects of the purchase including the possibility of any excess of taxable income over projected cash receipts.

    The Internal Revenue Service has recently completed an audit of the Company and the revenue agent conducting the audit has issued a report in which he recommends that the Company lose its REIT election commencing with the 1989 taxable year. The Internal Revenue Service claims that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1989, 1990 and 1991 because it claims that the Company did not demand certain shareholder information from one shareholder of record pursuant to Regulation section 1.857-8 promulgated under the Internal Revenue Code within the specified 30 day period after each of the Company's applicable year ends. The Company disagrees with the revenue agent's report and will either file a protest with the District Director of the Internal Revenue Service or bring a claim in the United States Tax Court challenging the proposed adjustment in that report. See "Legal Proceedings" and Note 10 to the Consolidated Financial Statements.

    If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's stockholders would not be deductible by the Company in computing its taxable income. Any such tax liability could be substantial and would reduce the amount of cash available for distributions to the Company's stockholders. See "Business -- Federal Income Tax Considerations." In addition, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years.

EXCESS INCLUSIONS

    A portion of the dividends paid by the Company constitutes unrelated business taxable income to certain otherwise tax-exempt stockholders which will constitute a floor for the taxable income of stockholders not exempt from tax, and will not be eligible for any reduction (by treaty or otherwise) in the rate of income tax withholding in the case of nonresident alien stockholders. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule."

MARKETABILITY OF SHARES OF COMMON STOCK AND RESTRICTION ON OWNERSHIP

    The Company's Articles of Incorporation prohibit ownership of its Common Stock by tax-exempt entities that are not subject to tax on unrelated business taxable income and by certain other persons (collectively "Disqualified Organizations"). Such restrictions on ownership exist so as to avoid imposition of a tax on a portion of the Company's income from excess inclusions.

    Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and
(ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders, and proposed transferees of shares, may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part in the event of a reduction in the number of outstanding shares of the Company's Common Stock.

INVESTMENT CONSEQUENCES OF EXEMPTION FROM INVESTMENT COMPANY ACT

    The Company conducts its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Under current interpretations of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Mortgage Loans, certain Mortgage Certificates and certain other qualifying interests in real estate. The Company's ownership of certain Mortgage Assets therefore may be limited by the Investment Company Act. In addition, certain Mortgage Certificates may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify as "mortgages and other liens on and interests in real estate" for purposes of the 55% requirement, unless such Mortgage Certificates represent all the certificates issued with respect to an underlying pool of mortgages. If the Company failed to qualify for exemption from registration as an investment company, its ability to use investment leverage would be substantially reduced, it would be prohibited from engaging in certain transactions with affiliates, and it would be unable to conduct its business as described herein. Such a failure to qualify could have a material adverse effect on the Company. See "Business -- Operating Policies and Strategies -- Operating Restrictions."

                      FEDERAL INCOME TAX CONSIDERATIONS

QUALIFICATION OF THE COMPANY AS A REIT

General

    The Company has made an election to be treated as a real estate investment trust ("REIT"). Thus, if the Company satisfies certain tests in each taxable year with respect to the nature of its income, assets, share ownership and the amount of its distributions, among other things, it generally should not be subject to tax at the corporate level on its income to the extent that it distributes cash in the amount of such income to its stockholders.

    The Internal Revenue Service has recently completed an audit of the Company and the revenue agent conducting the audit has issued a report in which he recommends that the Company lose its REIT election commencing with the 1989 taxable year. The Internal Revenue Service claims that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1989, 1990 and 1991 because it claims that the Company did not demand certain shareholder information from one shareholder of record pursuant to Regulation section 1.857-8 promulgated under the Internal Revenue Code within the specified 30 day period after each of the Company's applicable year ends. The Company disagrees with the revenue agent's report and will either file a protest with the District Director of the Internal Revenue Service or bring a claim in the United States Tax Court challenging the proposed adjustment in that report. See "Legal Proceedings" and Note 10 to the Consolidated Financial Statements.

    The unremedied failure of the Company to be treatd as a REIT for any taxable year could materially and adversely affect the stockholders. For instance, the net income of the Company would be taxed at ordinary corporate rate (currently a maximum of 34 percent). The Company would not receive a deduction for any dividends to the stockholders and those dividends would be treated as ordinary income to the stockholders to the extent of the Company's earnings and profits. As a result of such taxes, a material reduction would occur on the cash available for distribution to the stockholders as dividends. Further, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years.

    In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a summary discussion of those various tests.

Sources of Income

    The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test; (ii) the 95% income test; and (iii) the 30% income test.

    Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. The 95% income test requires that at least 95% of the Company's gross income for the taxable year must be derived from the items of income that either qualify under the 75% test or are from certain other types of passive investments. Finally, the 30% income test requires the Company to derive less than 30% of its gross income for the taxable year from the sale or other disposition of (1) real property, including interests in real property and interests in mortgages on real property, held for less than four years, other than foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (2) stock or securities or swap agreements held for less than one year, and (3) property in "prohibited transactions." A prohibited transaction is a sale or disposition of dealer property that is not foreclosure property or, under certain circumstances, a real estate asset held for at least four years.

    If the Company inadvertently fails to satisfy either the 75% income test or the 95% income test, or both, and if the Company's failure to satisfy either or both tests is due to reasonable cause and not willful neglect, the Company may avoid loss of REIT status by satisfying certain reporting requirements and paying a tax equal to 100% of any excess nonqualifying income. See "Business -- Federal Income Tax Considerations -- Taxation of the Company." There is no comparable safeguard that could protect against REIT disqualification as a result of the Company's failure to satisfy the 30% income test.

    The Company anticipates that its gross income will continue to consist principally of the income that satisfies the 75% income test. The composition and sources of the Company income should allow the Company to satisfy the income tests during each year of its existence. Certain short-term reinvestments, however, may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test, the 75% income test, and/or the 95% income test. The Company intends to monitor its reinvestments and hedging transactions closely to attempt to avoid disqualification as a REIT.

Nature and Diversification of Assets

    At the end of each quarter of the Company's taxable year, at least 75% of the value of the Company's assets must be cash and cash items (including receivables), federal government securities and qualifying real estate assets. Qualifying real estate assets include interests in real property, and mortgages, equity interests in other REITs, any stock or debt instrument for so long as the income therefrom is qualified temporary investment income and, subject to certain limitations, interests in REMICs. The balance of the Company's assets may be invested without restriction, except that holdings of the securities of any one non-governmental issuer may not exceed 5% of the value of the Company's assets or 10% of the outstanding voting securities of that issuer.

    If the Company fails to satisfy the 75% asset test at the end of any quarter of its taxable year as a result of its acquisition of securities or other property during that quarter, the failure can be cured by a disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The Company will take such action as may be required to cure any failure to satisfy the 75% asset test within 30 days after the close of any quarter. The Company may not be able to cure any failure to satisfy the 75% asset test, however, if assets that the Company believes are qualifying assets for purposes of the 75% asset test are later determined to be nonqualifying assets.

Distributions

    Each taxable year the Company must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any excess noncash income (as determined under the Code).

    Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year if certain guidelines are followed. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the Internal Revenue Service ("IRS"), the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend to stockholders and certain interest and penalties to the IRS.

    The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's pre-distribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. The Company intends to monitor closely the relationship between its pre-distribution taxable income and its cash flow. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT."

Ownership of the Company

    Shares of the Company's Common Stock must be held by a minimum of 100 persons for at least 335 days in each taxable year after the Company's first taxable year. Further, at no time during the second half of any taxable year after the Company's first taxable year may more than 50% of the Company's shares be owned, actually or constructively, by five or fewer individuals (including pension funds and certain other types of tax-exempt entities). To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares. Each year, in order to satisfy that requirement, the Company will demand written statements from record holders owning designated percentages of Common Stock disclosing, among other things, the identities of the actual owners of such shares. The Company's Articles of Incorporation contain repurchase provisions and transfer restrictions designed to prevent violation of the latter requirement. Therefore, the Company believes that its shares of Common Stock currently are owned by a sufficient number of unrelated persons to allow the Company to satisfy the ownership requirements for REIT qualification.

TAXATION OF THE COMPANY

    For any taxable year in which the Company qualifies and elects to be treated as a REIT under the Code, it generally will not be subject to federal income tax on that portion of its taxable income that is distributed to its stockholders in or with respect to that year. Regardless of distributions to stockholders, however, the Company may become subject to a tax on certain types of income.

    The Company uses the calendar year both for tax purposes and for financial reporting purposes. Due to the differences between tax accounting rules and generally accepted accounting principles, the Company's REIT Taxable Income will vary from its net income for financial reporting purposes.

TAX CONSEQUENCES OF COMMON STOCK OWNERSHIP

    The federal income tax consequences of ownership in the Company's common is a complex matter and may vary depending on the income tax status of the stockholder. Accordingly, the following discussion is intended to be general in nature. Stockholders should consult their own tax advisors regarding the income tax considerations with respect to their investments in the Company.

Dividend Income

    Distributions to stockholders out of the Company's current or accumulated earnings and profits will be taxable as "portfolio income" in the year received and not as income from a passive activity. With respect to any dividend declared by the Company in October, November or December of any calendar year and payable to stockholders of record as of a specified date prior to the end of the year, however, that dividend will be deemed to have been received by the stockholder on December 31 if the dividend is actually paid in January of the following calendar year.

    The Company's dividends will not be eligible for the dividends-received deduction for corporations. If the Company's total distributions for a taxable year exceed its current and accumulated earnings and profits, a portion of each distribution will be treated first as a return of capital, reducing a stockholder's basis in his shares (but not below zero), and then as capital gain in the event such distributions are in excess of a stockholder's adjusted basis in his shares.

    Distributions properly designated by the Company as "capital gain dividends" will be taxable to the stockholders as long-term capital gain, to the extent those dividends do not exceed the Company's actual net capital gain for the taxable year, without regard to the stockholder's holding period for his shares. The Company will notify stockholders after the close of its taxable year regarding the portions of the distributions that constitute ordinary income, return of capital and capital gain. The Company also will notify shareholders regarding their reported share of excess inclusion income. See "Excess Inclusion Rule" below.

Excess Inclusion Rule

    Ownership by the Company of residual interests in REMICs may adversely affect the federal income taxation of the Company and of certain stockholders to the extent those residual interests generate "excess inclusion income." The Company's excess inclusion income during a calendar quarter generally will equal the excess of its taxable income from residual interests in REMICs over its "daily accruals" with respect to those residual interests for the calendar quarter. The daily accruals are calculated by multiplying the adjusted issue price of the residual interest by 120 percent of the long-term federal interest rate in effect on the REMIC's startup date. It is possible that the Company will have excess inclusion income without associated cash. In taxable years in which the Company has both a net operating loss and excess inclusion income it will still have to report a minimum amount of taxable income equal to its excess inclusion income. In order to maintain its REIT status, the Company will be required to distribute at least 95 percent of its taxable income, even if its taxable income is comprised exclusively of excess inclusion income and otherwise has a net operating loss.

    In general, each stockholder is required to treat the stockholder's allocable share of the portion of the Company's "excess inclusions" that is not taxable to the Company as an "excess inclusion" received by such stockholder. The portion of the Company's dividends that constitute excess inclusions typically will rise as the degree of leveraging of the Company's activities increase. Therefore, all or a portion of the dividends received by the stockholders may be excess inclusion income. Excess inclusion income will constitute unrelated business taxable income for tax-exempt entities and may not be used to offset deductions or net operating losses from other sources for most other taxpayers.

TAX-EXEMPT ORGANIZATIONS AS STOCKHOLDERS

    The Code requires a tax-exempt stockholder of the Company to treat as unrelated business taxable income its allocable share of the Company's excess inclusions. The Company is likely to receive excess inclusion income. See "Excess Inclusion Rule," above. The Company's Common Stock may not be held by tax-exempt entities which are not subject to tax on unrelated business taxable income.

TAXATION OF FOREIGN STOCKHOLDERS

    Distributions of cash generated by the Company in its operations that are paid to foreign persons generally will be subject to United States withholding tax rate at a rate of 30 percent or at a lower rate if a foreign person can claim the benefit of a tax treaty. Notwithstanding the foregoing, distributions made to foreign stockholders will not be subject to treaty withholding reductions to the extent of their allocable shares of the portion of the Company's excess inclusions that are not taxable to the Company for the period under review. It is expected that the Company will continue to have excess inclusions. Distributions to foreign persons of cash attributable to gain on the Company's sale or exchange of real properties, if any, generally will be subject to full United States taxation and withholding. If a foreign person holds more than five percent of the shares of the Company, gain from the sale of the person's shares could be subject to full United States taxation if the Company held any real property interests and was not a domestically controlled REIT.

    The federal income taxation of foreign persons is a highly complex matter that may be affected by many considerations. Accordingly, foreign investors in the Company should consult their own tax advisors regarding the income and withholding tax considerations with respect to their investments in the Company. Foreign governments and organizations, and their instrumentalities, may not invest in the Company.

BACKUP WITHHOLDING

    The Company is required by the Code to withhold from dividends 20% of the amount paid to stockholders, unless the stockholder (i) files a correct taxpayer identification number with the Company, (ii) certifies as to no loss of exemption from backup withholding and (iii) otherwise complies with the applicable requirements of the backup withholding rules. The Company will report to its stockholders and the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Stockholders should consult their tax advisors as to the procedure for insuring that the Company dividends to them will not be subject to backup withholding.

STATE AND LOCAL TAXES

    The discussion herein concerns only the federal income tax treatment likely to be accorded the Company and its stockholders. No discussion has been provided regarding the state or local tax treatment of the Company and its stockholders. The state and local tax treatment may not conform to the federal income tax treatment described above and each investor should discuss such issues with his state and local tax advisor.

ITEM 2. PROPERTIES

    The principal executive offices of the Company and the Manager are located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711, telephone (602) 748-2111.

ITEM 3. LEGAL PROCEEDINGS

    On March 4, 1994, the Internal Revenue Service sent to the Company a proposed adjustment (the "Proposed Adjustment") to the amount of taxes owed by the Company for the years ended December 31, 1989, December 31, 1990 and December 31, 1991 as indicated below:

                     Year                        Tax
                     ----                        ---
                     December 31, 1989        $1,212,309
                     December 31, 1990        $5,183,922
                     December 31, 1991        $7,438,132

    The Proposed Adjustment did not include any amounts for interest which might be owed by the Company. The Internal Revenue Service claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the applicable years because the Internal Revenue Service maintains that the Company did not demand certain shareholder information pursuant to Regulation section 1.857-8 promulgated under the Internal Revenue Code within the specified 30 day period after each of the Company's applicable year ends.

    The Company disagrees with the revenue agent's report and will either file a protest with the District Director of the Internal Revenue Service or bring a claim in the United States Tax Court challenging the Proposed Adjustment. The Company believes that it has made all of the requisite demands of its shareholders for each applicable year and has met the requirements under the Code. The Company also believes that the Internal Revenue Service has incorrectly applied the rules in Regulation section 1.857-8. The Company believes that the IRS's position is without merit and intends to vigorously defend its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is listed and principally traded on the American Stock Exchange ("AMEX") under the symbol the "ASR". The following table sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported by the AMEX and the cash dividends paid per share on the Company's Common Stock for the periods indicated.

                                                                       DIVIDEND
                                                       HIGH     LOW    PER SHARE
                                                      ------   ------  ---------
1993
  First quarter...................................    3 3/16   2          --
  Second quarter..................................    2 3/16   1 3/16     --
  Third quarter...................................    1 7/8    1 1/4     .05
  Fourth quarter..................................    2 3/16   1 1/2     .18
1992
  First quarter...................................    7 5/8    5 5/8     .25
  Second quarter..................................    6 5/8    4 1/4     .20
  Third quarter...................................    5 1/4    2 1/8      --
  Fourth quarter..................................    3 3/16   2 1/2      --
1991
  First quarter...................................    8 1/4    4 5/8     .35
  Second quarter..................................    9        7         .35
  Third quarter...................................    9        7 5/8     .37
  Fourth quarter..................................    9        6 3/4     .37

    On March 28, 1994, the closing sales prices for shares of the Company's Common Stock on the AMEX Composite Tape was $1.625 per share.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

    The following selected financial data are qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto appearing elsewhere herein. The data below have been derived from the audited consolidated financial statements of the Company.


                                                               FOR THE YEARS ENDED DECEMBER 31
                                                           (IN THOUSANDS) EXCEPT PER SHARE AMOUNTS
                                        ------------------------------------------------------------------------------
                                             1993            1992            1991            1990            1989
  STATEMENT OF OPERATIONS DATA          --------------  --------------  --------------  --------------  --------------
  Income
    Income on Mortgage Instruments and
      related assets pledged under
      Structured Financings...........  $      185,636  $      249,986  $      307,023  $      344,713  $      377,943
    Expenses on Structured Financings.        (180,991)       (253,588)       (277,688)       (318,409)       (354,788)
    Provision for Reserves............         (20,286)        (57,588)         (2,737)
    Income from Mortgage Assets --
      prospective yield method........           2,619           4,521           5,157           3,500           2,867
    Interest income on other Mortgage
      Instruments.....................                                                                           3,672
    Amortization of hedging costs, net                                                          (3,296)         (4,465)
    Other.............................           1,069           1,223              20              10             359
                                        --------------  --------------  --------------  --------------  --------------
    Total income (loss)...............         (11,953)        (55,446)         31,775          26,518          25,588
                                        --------------  --------------  --------------  --------------  --------------

  Expenses
    Interest expense on borrowings....           5,577           6,325           6,594          10,290          17,249
    Operating and management expenses.           1,949           3,104           6,355           4,164           2,632
                                        --------------  --------------  --------------  --------------  --------------
    Total expenses....................           7,526           9,429          12,949          14,454          19,881
                                        --------------  --------------  --------------  --------------  --------------

  Net Income (loss) before cumulative
    effect of accounting change.......         (19,479)        (64,875)         18,826          12,064           5,707
  Cumulative effect of accounting
    change............................         (21,091)
                                        --------------  --------------  --------------  --------------  --------------

  Net income (loss)...................  $      (40,570)  $     (64,875)  $      18,826  $       12,064  $        5,707
                                        ==============  ==============  ==============  ==============  ==============

  Per average outstanding shares
    Net income (loss) before
      cumulative effect of accounting
      change..........................  $        (1.25) $        (4.04) $         1.25  $          .84  $          .40
  Cumulative effect of accounting
    change............................           (1.36)
                                        --------------  --------------  --------------  --------------  --------------
    Net income (loss).................  $        (2.61) $        (4.04) $         1.25  $          .84  $          .40
                                        ==============  ==============  ==============  ==============  ==============
  Dividends per share.................  $          .23  $          .45  $         1.44  $          .95  $          .48
                                        --------------  --------------  --------------  --------------  --------------
                                        --------------  --------------  --------------  --------------  --------------
  Weighted average shares outstanding.          15,522          16,043          15,033          14,434          14,326


                                                                      AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                             1993            1992            1991            1990            1989
  BALANCE SHEET DATA                    --------------  --------------  --------------  --------------  --------------
  Mortgage Instruments pledged under
    Structured Financings.............  $    1,401,839  $    2,260,776  $    3,022,363  $    3,408,650  $    3,748,230
  Mortgage Assets -- prospective yield
    method............................          10,970          18,074          34,470          26,019          28,341
  Total assets........................       1,453,302       2,317,580       3,061,810       3,436,961       3,781,465
  Borrowings..........................          42,699          65,498          61,527          82,884         106,665
  Structured Financings secured by
    Mortgage Instruments..............       1,374,928       2,175,010       2,842,228       3,207,857       3,533,445
  Total stockholders' equity..........          30,948          75,284         149,585         138,542         139,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

    In early 1993, the Company determined to shift its focus to the ownership of income-producing properties from the ownership of Mortgage Assets. Accordingly, the Company decided to discontinue acquiring additional Mortgage Assets and to invest its available funds in income-producing properties. The Company may hold its existing Mortgage Assets and continue to receive the net cash flows or it may decide to dispose of some or all of the Mortgage Assets and invest the net proceeds in real estate properties.

    In January 1994, as the initial step for the Company's plan to invest in real estate properties, the Company completed its acquisition of 17 apartment properties consisting of 2,461 units for a total cost of approximately $61,600,000. As the acquisition occurred after December 31, 1993, the operating results of these properties will be reflected in the consolidated financial statements of the Company beginning with January 1994.

Results of Operations

    At December 31, 1993, the Company's assets are primarily mortgage assets consisting of (1) mortgage instruments which include mortgage loans and mortgage certificates (representing interests in pools of mortgage loans) and
(2) mortgage interests which entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on structured financings which they secure. Substantially all of the Company's mortgage instruments secure or underlie various series of structured financings. Structured financings consist of collateralized mortgage obligations ("CMOs"), multiclass participation certificates ("MPCs").

    The Company derives substantially all of its cash flow from the difference between (i) the cash flow from the mortgage instruments, together with reinvestment income earned thereon and (ii) the amount required for payments on the related structured financings, together with related administrative expenses, if any.

    Prepayment rates significantly affect the Company's income and cash flows. Faster mortgage prepayment rates result in the mortgage instruments and the related structured financing being outstanding for a shorter period of time. Because the mortgage instruments generally have higher stated interest rates than the related structured financing, faster prepayment rates decrease the Company's income and future cash flow. Conversely, slower prepayment rates increase the Company's income and future cash flow.

    Mortgage prepayment rates are influenced by various factors, the most important being current mortgage interest rates, the strength of the economy, conditions in the residential housing mortgage loan and financial markets and seasonal changes. Generally, increases in mortgage interest rates decrease mortgage prepayment rates, resulting in an increase in the Company's income. On the other hand, declines in mortgage interest rates generally increase mortgage prepayment rates, resulting in a decrease in the Company's income.

    A portion of the structured financings bear variable interest rates. Consequently, the Company's net income is also significantly influenced by changes in short-term interest rates. Increases in short-term interest rates (primarily the London Interbank Offered Rates -- "LIBOR") increase the interest cost on the structured financings, and decrease the Company's income. Conversely, decreases in short-term interest rates increase the Company's income and decrease its interest expense. As of December 31, 1993, variable interest rates applied to $239 million of $1.89 billion principal amounts of structured financings.

    It is generally expected that changes in short-term interest rates and mortgage interest rates will have opposite effects on the Company's net income as these rates normally change in the same direction. However, during a given period of time, they may not change proportionally or may even change in opposite directions. In addition the amounts of the effect on the Company's net cash flows from identical changes in short-term and mortgage interest rates usually vary significantly. Thus, the net effect of changes in short-term and mortgage interest rates may vary significantly between periods resulting in significant fluctuations in net cash flows.

    The weighted average interest rate on mortgage instruments securing structured financings declines over time as mortgage instruments with higher interest rates generally are prepaid faster than those with lower interest rates. In addition, the average interest rate on the fixed-rate structured financings increases over time as the earlier classes having lower interest rates are paid off. Consequently, without regard to the effect of changes in variable interest rates, the spread between the average interest rate on the mortgage instruments and the average interest rate on the related structured financings is higher in the earlier years and declines over the life of the investment. The rate of the decline is higher when the mortgage prepayment rates are faster.

1993 Compared to 1992

    The Company had a net loss after giving effect to a change in accounting principle of $40.6 million ($2.61 per average share outstanding) in 1993. This compares to a net loss of $64.9 million ($4.04 per average share outstanding) for 1992. The losses for both years were primarily due to charges to income to reduce the net carrying values of a substantial portion of the mortgage assets as a result of the record levels of mortgage prepayment rates. Prior to December 1993, if a mortgage asset was impaired (i.e. the estimated future net cash flow was less than the net carrying value), the Company charged income to reduce the net carrying value of the mortgage asset to the undiscounted net cash flow amount. As discussed more fully in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 115 as of December 31, 1993. Under the FASB Statement, a mortgage asset is impaired when the yield on the net carrying value of the mortgage asset using estimated future net cash flow is less than the risk-free yield. If a mortgage asset is impaired, the net carrying value is reduced to the estimated fair market value. The adoption of the FASB Statement resulted in a charge to income of $21,091,000 which is reported as the cumulative effect of a change in accounting principle in the consolidated financial statements. As a result of the adoption of FASB Statement No. 115, beginning in 1994, income on substantially all of the mortgage assets will be recorded under the prospective yield method. The weighted average prospective yield on the total net mortgage assets at December 31, 1993 is approximately 24% per annum. The actual yield is subject to changes depending on the actual and projected mortgage prepayment rates and short-term interest rates.

    As a result of extremely high prepayment rates during 1993, the principal balance of mortgage instruments pledged under structured financings decreased by $976 million during 1993. The decrease in mortgage instruments balance reduced the net interest margin for 1993 as well as those anticipated for subsequent years.

    Operating expenses for 1993 have been reduced by $470,000 as a result of the reimbursement received from the insurance carriers for the legal fees incurred in defending the Company in the previously disclosed class action lawsuits. Operating expenses for 1992 were reduced by $400,000 as a result of the reversal of deferred compensation expenses accrued relating to the stock option plans.

1992 Compared to 1991

    The Company had a net loss of $64.9 million ($4.04 per average share outstanding) in 1992, including $57.5 million ($3.59 per share) charges to income to reduce the net carrying values of certain mortgage assets resulting from the historically high prepayment rates experienced throughout 1992 combined with the high estimated prepayment rates expected to occur in the future. This compares to net income of $18.8 million ($1.25 per average share outstanding) for 1991. The high mortgage prepayments experienced in 1992 was due to very low mortgage rates during the year, the lowest in over 20 years.

    Operating expenses declined in 1992 due to no incentive management fee earned as a result of the loss incurred by the Company and the reversal of $400,000 deferred compensation expenses accrued relating to the stock option plans.

Taxable Income and Dividends

    The Company declared and paid dividends totalling $3,565,000 ($.23) in 1993 compared with $7,305,000 ($.45) for 1992 and $21,630,000 ($1.44 per share) for 1991.

    The  Company  has  excess  inclusion  income from the residual interest in certain real estate mortgage investment conduits ("REMICs") which cannot be used to offset operating losses and deductions from other sources. Under the current tax law for REITs, excess inclusion income is required to be distributed as dividends. Excluding the effect of excess inclusion income, the Company had an estimated taxable loss of $45,000,000 in 1993, bringing the total net operating loss carryover to $68,046,000 which can be carried forward to offset ordinary income other than excess inclusion income for 15 years.

    Although the Company may incur net operating losses in 1994, it may realize excess inclusion income which is required to be distributed as dividends.

    The difference between book income (loss) and taxable income (loss) consists primarily of (1) amortization of premiums and discounts on mortgage instruments and structured financing, (2) income recognition of mortgage assets accounted for under the prospective yield method, (3) reserves on mortgage assets which are not deductible currently, and (4) excess inclusion income for tax purposes. These timing differences will reverse in future years.

    In March 1994, following a routine audit of the Company by the IRS for 1989, 1990 and 1991, the IRS sent to the Company a proposed adjustment (the "Proposed Adjustment") of taxes due of $13,834,000. The IRS claims that the Company did not comply with the legal requirements of Regulation Section 1.857-8 under the Internal Revenue Code with respect to the demand for certain shareholder information. The Company believes that it has met the requirements under the Internal Revenue Code and that the IRS's position is without merit and intends to vigorously defend its position.

Hedging Transactions

    The Company maintains a hedging program to mitigate the negative effect of increases in LIBOR rates. The Company has purchased agreements for 1994, under which the LIBOR rate to be incurred by the Company on $240 million of the variable rate structured financings will be at the lower of the actual rates or 5.5%. In addition, the Company has established a short position on three-month Eurodollar future contracts which, if maintained until expiration, has the effect of fixing the Company's three-month LIBOR rate for 1995 on approximately $85 million. In connection with the adoption of FASB Statement No. 115, the Company included the unrealized loss on the futures contracts in the provision for impairment. Accordingly, those futures contracts have the effect of fixing the Company's three-month LIBOR rate for financial accounting purposes at approximately 5% for 1995.

Liquidity, Capital Resources and Commitments

    Structured financings are collateralized by mortgage instruments and related assets and are generally nonrecourse to the Company. Principal and interest payments on these financings are payable solely from the principal and interest payments from the underlying mortgage instruments.

    In May 1992, a wholly owned limited-purpose subsidiary of the Company issued $80,000,000 of secured notes ("Notes") under an indenture to a group of institutional investors. The Notes bear a fixed interest rate of 9.02% per year and principal repayments are $2,097,222 per quarter. The Notes are collateralized by all of the mortgage assets of the subsidiary and funds held by the trustee (including the reserve fund and the collection account).

    Under the Indenture, the excess, if any, of the income portion of the cash flow from the collateral pledged (determined on the Federal income tax basis) over the interest and other expenses on the Notes is remitted to the Company. The principal portion of the cash flow (total cash flow in excess of the income portion) is used to make the scheduled principal payment and interest payment, if necessary. Depending on the level of certain specified financial ratios relating to the collateral, any remaining principal portion of the cash flow is required to either prepay the Notes at par, or is remitted to the Company for its unrestricted use.

    The reserve fund balance reached its specified maximum of $20,000,000 during the first quarter of 1993. The reserve fund is used to make the scheduled payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments.

    Under the current short-term interest rates and estimated mortgage prepayment rates prepared by major securities dealers, the Company expects to generate $9.3 million of net cash flow (after debt service payments) in 1994 from its mortgage assets. The Company intends to use such funds for the purchase of real estate properties, payment of the required dividends, hedging and working capital purposes.

    At December 31, 1993, the Company had unrestricted cash and temporary investments of approximately $10.4 million. The Company used such funds to complete its initial real estate acquisition consisting of seventeen apartment complexes located in Tucson, Arizona, Albuquerque, New Mexico and Houston, Texas. The total purchase price, including closing costs, was approximately $61,600,000. The purchase was financed by a combination of new mortgage loans and the assumption of existing mortgage loans totalling $45,700,000, seller carryback financing of $6,500,000 and cash of approximately $9,400,000. The mortgage loans bear fixed interest rates and generally have a ten-year term.

Summarized Financial Data

    The Company believes that the following summarized financial data provide a more meaningful presentation of the Company's assets and liabilities. The summarized proforma balance sheet data have been prepared assuming the acquisition of the 17 apartment properties in January 1994 had occurred on December 31, 1993. (In thousands.)

                                                                                 December 31,
                                                          Pro Forma     -----------------------------
                                                           12/31/93          1993           1992
                                                        --------------  --------------  -------------
                        ASSETS
Real estate investments...............................  $       65,562  $        3,855  $
Mortgage interests, net of structured financings......          37,881          37,881        112,228
Cash..................................................             878          10,407          5,129
Other assets..........................................           1,925           1,925          7,620
                                                        --------------  --------------  -------------
    Total Assets                                        $      106,246  $       54,068  $     124,977
                                                        ==============  ==============  =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Debt secured by real estate.........................  $       52,178  $               $
  Debt secured by mortgage interests..................          18,393          18,393         47,905
  Accrued interest and other liabilities..............           4,727           4,727          1,788
                                                        --------------  --------------  -------------
    Total Liabilities                                           75,298          23,120         49,693
                                                        --------------  --------------  -------------

Stockholders' Equity
  Capital.............................................         155,158         155,158        155,158
  Treasury stock......................................         (2,311)         (2,311)        (2,110)
  Retained earnings (deficit).........................        (121,899)       (121,899)       (77,764)
                                                        --------------  --------------  -------------
    Total Stockholders' Equity                                  30,948          30,948         75,284
                                                        --------------  --------------  -------------
    Total Liabilities and Stockholders' Equity          $      106,246  $       54,068  $     124,977
                                                        ==============  ==============  =============

    The following summarized cash flow data are intended to provide a simplified presentation of the Company's cash flows for the years ended December 31, 1993, 1992 and 1991 (in thousands):

                                                               1993           1992          1991
                                                           -------------  ------------  -------------
Cash flow from operations................................  $      22,643  $     34,121  $      39,600
Returns of investments...................................         14,407        18,258          4,824
Required principal payments on Secured Notes and
  additions to restricted funds..........................        (21,124)      (22,010)       (21,357)
                                                           -------------  ------------  -------------
Cash available for reinvestment and dividends............         15,926        30,369         23,067
Purchase of investments and hedging instruments..........         (6,882)      (11,311)          (455)
Payment of dividends.....................................         (3,565)      (13,315)       (21,582)
Stock (repurchase) issuance..............................           (201)       (2,110)           300
                                                           -------------  ------------  -------------
Increase in unrestricted cash............................  $       5,278  $      3,633  $       1,330
                                                           =============  ============  =============

Other Information

    To the extent that the inflation rate influences federal monetary policy and results in rising short-term interest rates or declines in long-term interest rates, the Company's results of operations would be adversely affected. Generally, higher inflation rates would increase the rental rates and operating expenses of apartments, which would increase the net operating income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements, the report thereon, the notes thereto and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   (a) Exhibits


  EXHIBIT
  NUMBER           EXHIBIT
  ------           -------
  3(a)             First Amended and Restated Articles of Incorporation of the Registrant(1)
  3(b)             Articles  of  Amendment  to  the First Amended and Restated Articles of Incorporation of the
                   Registrant(3)
  3(c)             Bylaws of the Registrant(1)
  4                Specimen Certificate representing $.01 par value Common Stock(1)
  10(a)            Management  Agreement  between the Registrant and ASMA Mortgage Advisors Limited Partnership
                   (5)
  10(b)            Subcontract  Agreement  between  ASMA  Mortgage  Advisors  Limited  Partnership and American
                   Southwest Financial Services, Inc.(3)
  10(c)            Right of First Refusal between the Company and the Manager(3)
  10(d)            Limited Partnership Agreement of Southwest Capital Mortgage Funding Limited Partnership(2)
  10(e)            Amended and Restated Stock Option Plans(4)
  10(f)            Indemnification and Use of Name Agreement Between the Company and American Southwest(4)
  10(g)            Indenture  dated  May 28, 1992 between CIMSA Financial Corporation and State Street Bank and
                   Trust Company(5)
  10(h)            Dividend Reinvestment and Stock Purchase Plan(3)
  10(i)            Agreement  for Purchase and Sale of Apartments ("Purchase Agreement") dated July 15, 1993 by and between Buyer and Seller.(6)
  10(j)            First  Amendment  to  Purchase  Agreement  dated  August  18, 1993, by and between Buyer and
                   Seller.(6)
  10(k)            Second  Amendment  to  Purchase  Agreement dated September 21, 1993 by and between Buyer and
                   Seller.(6)
  10(l)            Third  Amendment  to  Purchase  Agreement  dated  October  27, 1993 by and between Buyer and
                   Seller.(6)
  10(m)            Master  Property  Management  Agreement  with Pima Realty Advisors, Inc. for the year ending
                   December 31, 1994 and the signature page for each of the properties.(6)
  10(n)            Deed  of  Trust,  Security Agreement, Financing Statement and Assignment of Leases and Rents
                   dated  as  of  January  11, 1994 made by the following entities for the benefit of Lexington
                   Mortgage Company(6):
                   ASV-I Properties, Inc.
                   ASV-III Properties, Inc.
                   ASV-IV Properties, Inc.
                   ASV-V Properties, Inc.
                   ASV-VI Properties, Inc.
                   ASV-VII Properties, Inc.
                   ASV-VIII Properties, Inc.
                   ASV-IX Properties, Inc.
                   ASV-X Properties, Inc.
                   ASV-XI Properties, Inc.
                   ASV-XII Properties, Inc.
                   ASV-XIII Properties, Inc.
                   ASV-XIV Properties, Inc.
                   ASV-XV Properties, Inc.
                   ASV-XVI Properties, Inc.
  11               Statement re: Computation of Per Share Earnings
  21               Subsidiaries of the Registrant
- --------------
(1) Incorporated herein by reference to Registrant's Registration Statement on
    Form  S-11  (No. 33-15232) filed August 19, 1987 and declared effective on
    August 19, 1987.
(2) Incorporated herein by reference to Registrant's Registration Statement on
    Form  S-11  (No.  33-20429) filed March 16, 1988 and declared effective on
    March 17, 1988.
(3) Incorporated  herein  by  reference to Registrant's Form 10-K for the year ended December 31, 1988 as filed with the Commission on or about March 30,
    1989.
(4) Incorporated herein by reference to Registrant's Registration Statement on
    Form  S-3 (33-42923) filed on September 30, 1991 and declared effective on
    October 1, 1991.
(5) Incorporated  herein  by  reference to Registrant's Form 10-K for the year ended December 31, 1992.
(6) Incorporated  herein by reference to Registrant's Report on Form 8-K filed with the Commission on or about March 29, 1994.

   (b) Financial Statements and Financial Statement Schedules filed as part of this report:

       1. Financial Statements of the Company -- as listed in the "Index to Financial Statements" on page F-1 of this Annual Report Form 10-K.

       2. Financial Statement Schedules -- no schedules are required because of the absense of conditions under which they are required or because the information is given in the financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

   (c) Reports on Form 8-K:
         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASR INVESTMENTS CORPORATION

Date: March 29, 1994
                                   By: /s/ Jon A. Grove
                                       ---------------------------------------
                                                  Jon A. Grove

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                                         DATE
- ---------                                -----                                                         ----
/s/ Jon A. Grove                         Director, Chairman of the Board, President and Chief      March 29, 1994
- ---------------------------------------  Executive Officer (Principal Executive Officer)
             Jon A. Grove

/s/ Frank S. Parise, Jr.                 Director, Vice Chairman, Chief Administrative Officer     March 29, 1994
- ---------------------------------------  and Secretary
         Frank S. Parise, Jr.

/s/ Joseph C. Chan                       Director, Executive Vice President and Chief              March 29, 1994
- ---------------------------------------  Operating Officer (Principal Financial and Accounting
            Joseph C. Chan               Officer)

/s/ Earl M. Baldwin                      Director                                                  March 29, 1994
- ---------------------------------------
            Earl M. Baldwin

/s/ John J. Gisi                         Director                                                  March 29, 1994
- ---------------------------------------
             John J. Gisi

/s/ Raymond L. Horn                      Director                                                  March 29, 1994
- ---------------------------------------
            Raymond L. Horn

/s/ Frederick C. Moor                    Director                                                  March 29, 1994
- ---------------------------------------
           Frederick C. Moor


                         ASR INVESTMENTS CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
Independent Auditors' Report...........................................    F-2
Consolidated Balance Sheets as of December 31, 1993 and 1992...........    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1993, 1992 and 1991.....................................    F-4
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1993, 1992 and 1991...............................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1993, 1992 and 1991.....................................    F-6
Notes to Consolidated Financial Statements.............................    F-7

<AUDIT-REPORT>

                         INDEPENDENT AUDITORS' REPORT

ASR Investments Corporation

    We have audited the accompanying consolidated balance sheets of ASR Investments Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its investments in mortgage assets as of December 31, 1993 to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

DELOITTE & TOUCHE

Tucson, Arizona
March 24, 1994
</AUDIT-REPORT>


                         ASR INVESTMENTS CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1993 AND 1992
                            (DOLLARS IN THOUSANDS)

                                                                     1993             1992
                                                                ---------------  ---------------
ASSETS

Mortgage instruments and related assets pledged under
  structured financings (Notes 2 and 5).......................  $     1,401,839  $     2,260,776
Mortgage assets -- prospective yield method (Notes 3 and 5)...           10,970           18,074
Unrestricted cash and cash equivalents........................           10,407            5,129
Restricted cash and cash equivalents (Note 5).................           24,306           25,981
Deferred hedging and loan costs (Note 4)......................              508            4,783
Other assets..................................................            5,272            2,837
                                                                ---------------  ---------------
  Total Assets................................................  $     1,453,302  $     2,317,580
                                                                ===============  ===============

LIABILITIES

Notes payable (Note 5)........................................  $        42,699  $        65,498
Interest payable..............................................              495              738
Other liabilities.............................................            4,232            1,050
Structured financings secured by mortgage instruments (Note 2)        1,374,928        2,175,010
                                                                ---------------  ---------------
  Total Liabilities...........................................        1,422,354        2,242,296
                                                                ---------------  ---------------

STOCKHOLDERS' EQUITY

Common Stock, par value $.01 per share;
  40,000,000 shares authorized; 16,243,649 shares issued......              162              162
Additional paid-in capital....................................          154,996          154,996
Cumulative deficit............................................         (121,899)         (77,764)
Common stock in Treasury, at cost -- shares: 743,656 in 1993;
  651,218 in 1992.............................................           (2,311)          (2,110)
                                                                ---------------  ---------------
  Total Stockholders' Equity..................................           30,948           75,284
                                                                ---------------  ---------------
  Total Liabilities and Stockholders' Equity..................  $     1,453,302  $     2,317,580
                                                                ===============  ===============

See Notes to Consolidated Financial Statements.


                         ASR INVESTMENTS CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            1993            1992            1991
                                                       --------------  --------------  --------------
INCOME

Income on mortgage instruments pledged under
  structured financings (Note 2).....................  $      185,636  $      249,986  $      307,023
Expenses on structured financings (Note 2)...........        (180,991)       (253,588)       (277,688)
                                                       --------------  --------------  --------------
Income (loss) on mortgage instruments, net...........           4,645          (3,602)         29,335
Income from mortgage assets -- prospective yield
  method (Note 3)....................................           2,619           4,521           5,157
Provision for reserves (Notes 2 and 3)...............         (20,286)        (57,588)         (2,737)
Other................................................           1,069           1,223              20
                                                       --------------  --------------  --------------
  Total Income (Loss)................................         (11,953)        (55,446)         31,775
                                                       --------------  --------------  --------------

EXPENSES

Interest expense on notes payable....................           5,577           4,538
Interest expense on bank loan and short-term
  borrowings.........................................                           1,787           6,594
Operating expenses (Note 8)..........................           1,949           3,104           6,355
                                                       --------------  --------------  --------------
  Total Expenses.....................................           7,526           9,429          12,949
                                                       --------------  --------------  --------------

Income (Loss) before cumulative effect of a change in
  accounting principle...............................         (19,479)        (64,875)         18,826
Cumulative effect of a change in accounting principle
  (Note 1)...........................................         (21,091)
                                                       --------------  --------------  --------------

Net Income (Loss)....................................  $      (40,570)  $     (64,875) $       18,826
                                                       ==============  ==============  ==============
Per average share amounts -- Income (Loss) before
  cumulative effect of a change in accounting
  principle..........................................  $        (1.25) $        (4.04) $         1.25
Cumulative effect of a change in accounting principle           (1.36)             --              --
                                                       --------------  --------------  --------------
Net Income (Loss)....................................  $        (2.61) $        (4.04) $         1.25
                                                       ==============  ==============  ==============
Average Shares of Common Stock Outstanding...........          15,522          16,043          15,033
                                                       ==============  ==============  ==============

Dividends Declared per Share.........................  $         0.23  $         0.45  $         1.44
                                                       ==============  ==============  ==============

See Notes to Consolidated Financial Statements.


                         ASR INVESTMENTS CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN THOUSANDS)


                                                                                                  COMMON
                                                                 ADDITIONAL                      STOCK IN
                                                        PAR        PAID-IN                       TREASURY
                                           SHARES      VALUE       CAPITAL        DEFICIT        AT COST         TOTAL
                                         ----------  ---------  -------------  --------------  ------------  -------------
Balance, January 1, 1991...............      14,540  $     145  $     141,177  $       (2,780) $          0  $     138,542
Stock issuance.........................       1,704         17         13,830                                       13,847
Net income.............................                                                18,826                       18,826
Dividends declared.....................                                               (21,630)                     (21,630)
                                         ----------  ---------  -------------  --------------  ------------  -------------
Balance, December 31, 1991.............      16,244        162        155,007          (5,584)                     149,585
Stock (repurchase).....................                                   (11)                       (2,110)        (2,121)
Net (loss).............................                                               (64,875)                     (64,875)
Dividends declared.....................                                                (7,305)                      (7,305)
                                         ----------  ---------  -------------  --------------  ------------  -------------
Balance, December 31, 1992.............      16,244        162        154,996         (77,764)       (2,110)        75,284
Stock (repurchase......................                                                                (201)          (201)
Net (loss).............................                                               (40,570)                     (40,570)
Dividends declared.....................                                                (3,565)                      (3,565)
                                         ----------  ---------  -------------  --------------  ------------  -------------
Balance, December 31, 1993.............      16,244  $     162  $     154,996  $     (121,899) $     (2,311) $      30,948
                                         ==========  =========  =============  ==============  ============  =============

See Notes to Consolidated Financial Statements.


                         ASR INVESTMENTS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN THOUSANDS)


                                                            1993            1992            1991
                                                       --------------  --------------  --------------
OPERATING ACTIVITIES

Net Income (Loss)....................................  $      (40,570) $      (64,875) $       18,826
Principal noncash charges (credits)
  Amortization of premium and discounts on mortgage
    instruments......................................         (15,798)         (4,342)          2,595
  Amortization of discounts on structured financings.          36,911          47,318          14,619
  Provision for reserves.............................          20,286          57,133           1,570
  Cumulative effect of accounting change.............          21,091              --              --
  Increase (decrease) in interest payable............           (243)             373           (298)
  Amortization and depreciation......................           4,671           1,632           2,183
  Other..............................................          (3,705)         (3,118)            105
                                                       --------------  --------------  --------------
Cash Provided By Operations..........................          22,643          34,121          39,600
                                                       --------------  --------------  --------------

INVESTING ACTIVITIES

Net reduction in mortgage instruments and related
  assets pledged under structured financings.........         874,735         765,929         383,692
Reduction in mortgage assets -- prospective yield
  method.............................................           8,065           8,428           2,950
Purchase of mortgage assets -- prospective yield
  method.............................................          (4,447)        (10,189)
Sale of mortgage assets..............................                           2,587
Increase in other investments........................          (2,435)
(Increase) in deferred hedging costs.................              --          (3,709)           (455)
(Increase) decrease in restricted cash...............           1,675         (25,981)
                                                       --------------  --------------  --------------
Cash Provided By Investing Activities................         877,593         737,065         386,187
                                                       --------------  --------------  --------------

FINANCING ACTIVITIES

Increase (decrease) in notes payable, net............         (22,799)         65,498              --
(Decrease) in short-term borrowings and bank loan....                         (61,527)        (21,357)
Payment of dividends.................................          (3,565)        (13,315)        (21,582)
Payment of structured financings.....................        (868,393)       (756,099)       (381,818)
Stock issuance (repurchase)..........................            (201)         (2,110)            300
                                                       --------------  --------------  --------------
Cash (Used In) Financing Activities..................        (894,958)       (767,553)       (424,457)
                                                       --------------  --------------  --------------

Cash and cash equivalents

  Increase during the year...........................           5,278           3,633           1,330
  Balance -- beginning of year.......................           5,129           1,496             166
                                                       --------------  --------------  --------------
  Balance -- end of year.............................  $       10,407  $        5,129  $        1,496
                                                       ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for Company's interest.....................  $        5,121  $        5,859  $        6,386
                                                       ==============  ==============  ==============
Cash paid by mortgage certificates for interest on
  structured financings..............................  $      151,084  $      212,444  $      267,144
                                                       ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for net assets of acquired
  company............................................  $           --  $           --  $       13,547
                                                       ==============  ==============  ==============

See Notes to Consolidated Financial Statements.


                         ASR INVESTMENTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Mortgage Assets and Accounting Change

    The Company's mortgage assets consist of (1) mortgage instruments which include mortgage loans and mortgage certificates (representing interests in pools of mortgage loans) and (2) mortgage interests which entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on structured financings which they secure. Substantially all of the Company's mortgage instruments secure or underlie various series of structured financings. Structured financings consist of collateralized mortgage obligations ("CMOs") or multiclass participation certificates ("MPCs") and are generally payable solely from the principal and interest payments on the underlying mortgage instruments and are generally nonrecourse to the Company.

    For mortgage assets that do not meet all of the conditions for non-equity investments specified in EITF Consensus on Issue No. 89-4, "Accounting for a Purchased Investment in Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" ("EITF 89-4"), the mortgage instruments are presented separately from the related structured financings. For mortgage assets that are not impaired, the premiums and discounts on the mortgage instruments and the structured financings are amortized to income using the interest method over their stated maturities; the effect of actual principal prepayments are accounted for in the current period.

    Mortgage assets which meet the conditions of EITF 89-4, including interest only bonds ("IOs"), are stated at their net investment amounts (i.e., net of the related structured financings) which are amortized over the estimated lives using the prospective yield method prescribed by EITF 89-4. Under this method, an effective yield is calculated for each mortgage asset at the beginning of an accounting period using the then net carrying value (including an allocated portion of the deferred hedging costs) and the estimated future net cash flow from the asset. The estimated future net cash flow is calculated using the current variable interest rates (including the effect of hedging instruments) and current projected mortgage prepayment rates for the remaining life of the asset. The calculated effective yield is used to accrue income on the asset for that accounting period. The actual cash flow received is first applied to the accrued income and any remaining amount is then used to reduce the carrying value of the asset.

    For all mortgage assets, prior to December 1993, if the estimated future undiscounted net cash flow of a mortgage asset was less than the net carrying amount (including an allocated portion of the deferred hedging cost), the Company ceased to recognize income and recorded a writedown through the establishment of a reserve or reduced the net carrying value of the asset for the difference.

    In  January  1994,  the EITF reached a tentative conclusion in Issue 93-18
("EITF 93-18") that Statement of Financial Accounting Standards No. 115, ''Accounting for Certain Investments in Debt and Equity Securities" is applicable to the mortgage assets. Under FASB Statement 115, if the yield on a mortgage asset is less than the risk-free yield, the asset should be written down to its estimated fair value. The Company adopted FASB Statement No. 115 as of December 31, 1993 and further reduced the net carrying value of those mortgage assets (including the effect of the cost of the hedging instruments) by $21,091,000. The charge to income is reported as the cumulative effect of a change in accounting principle. The accounting change resulted in the reduction in the net carrying value of substantially all of the mortgage assets. Beginning in 1994, income on those mortgage assets which have been written down for impairment will also be recognized under the prospective yield method. At December 31, 1993, the estimated effective yield based on the carrying value of such mortgage assets was approximately 24%.

Income Taxes

    The  Company  has  elected  to  be taxed as a real estate investment trust
(REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its annual taxable income, including excess inclusion income, to its stockholders. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements. (See Note 10)

Earnings Per Share

    Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the year.

Reclassifications

    Certain reclassifications have been made to conform the prior years with the current year presentation.

NOTE 2 -- INVESTMENTS IN MORTGAGE INSTRUMENTS AND STRUCTURED FINANCINGS

    The balances of mortgage instruments and related assets pledged under structured financings as of December 31, 1993 and 1992 were as follows (dollars in thousands):


                                              MORTGAGE CERTIFICATES                     STRUCTURED FINANCINGS
                                  ----------------------------------------------  ----------------------------------
                                    STATED            PRINCIPAL BALANCE                   PRINCIPAL BALANCE
       SERIES            TYPE        RATE           1993              1992              1993              1992
- --------------------  ----------  ----------  ----------------  ----------------  ----------------  ----------------
ASW 45                GNMA I           10.50% $          9,535  $         50,587  $         10,122  $         52,385
ASW 48                FNMA              8.50            74,306           143,037            81,597           147,406
ASW 50                GNMA I           11.00            32,895            49,520            30,858            46,372
ASW 53                GNMA I           11.00            23,500            36,083            25,501            38,514
ASW 55                GNMA I           11.00            44,423            66,469            44,439            66,492
ASW 56                GNMA I           12.00            39,208            54,808            39,211            54,808
ASW 57                FHLMC            11.00            36,644            55,884            36,646            55,884
ASW 58                FHLMC            11.50            17,883            28,649            17,883            28,649
ASW 60                GNMA I            9.00            90,078           136,507            94,694           140,019
ASW 61                GNMA I            9.00            88,015           135,780            92,936           139,388
ASW 62                GNMA I           10.50            62,209           102,989            65,445           107,453
ASW 63                GNMA I           11.00            52,934            78,602            54,853            81,067
ASW 64                FHLMC             9.50            72,191           134,933            72,169           134,887
ASW 66                GNMA I            9.50           109,111           177,931           115,682           184,747
ASW 67                GNMA I            9.50            92,901           153,926            98,141           159,345
ASW 68                GNMA I            9.50            55,890            91,860            58,625            95,085
Westam 2              GNMA I            9.50           127,837           206,824           134,757           214,829
Westam 4              GNMA I            9.00           157,060           241,913           166,493           248,560
Westam 7              GNMA I            9.50           146,545           249,102           155,685           256,547
                                              ----------------  ----------------  ----------------  ----------------
Total principal.................                    1,333,165         2,195,404         1,395,737         2,252,437
Net discounts...................                      (22,643)          (37,175)          (74,858)         (155,247)
Accrued interest................                       11,790            19,448            17,069            26,824
Reserves........................                           --                --            36,980            50,996
Restricted cash.................                       79,527            83,099                --                --
                                              ----------------  ----------------  ----------------  ----------------
  Total.........................                    1,401,839         2,260,776   $     1,374,928   $     2,175,010
                                              ================  ================  ================  ================
  Less: Structured financings...                   (1,374,928)       (2,175,010)
                                              ----------------  ----------------
      Net investment in mortgage
assets..........................              $        26,911   $        85,766
                                              ================  ================

    Structured financings are generally nonrecourse to the Company. Interest and principal payments on these obligations are payable solely from the interest and principal payments received on the mortgage instruments pledged thereunder. The issue dates, latest maturities and weighted average interest rates on the structured financings as of December 31, 1993 and 1992 were as follows:

                                                              Weighted Average
                                                                Stated Rate
                                                   Latest     ----------------
Series                              Issue Date    Maturity     1993     1992
- ----------------------------------  -----------  -----------  -------  -------
ASW 45                                 02/27/87     02/25/17    7.90%    6.03%
ASW 48                                 06/25/87     09/01/17     8.45     8.38
ASW 50                                 06/30/87     06/25/17     6.51     6.63
ASW 53                                 07/30/87     07/25/17     5.22     5.21
ASW 55                                 10/29/87     10/25/17     5.83     5.77
ASW 56                                 10/29/87     04/25/16     5.48     5.11
ASW 57                                 12/22/87     01/20/19     9.63     9.47
ASW 58                                 12/23/87     01/20/19     6.29     6.10
ASW 60                                 02/25/88     03/01/18     8.94     8.74
ASW 61                                 02/24/88     03/01/18     8.88     8.67
ASW 62                                 03/30/88     04/01/18     7.97     7.72
ASW 63                                 04/28/88     05/01/18     5.17     5.63
ASW 64                                 05/26/88     06/17/19     7.51     6.82
ASW 66                                 06/23/88     07/01/18     8.94     8.06
ASW 67                                 06/16/88     08/01/18     9.10     8.60
ASW 68                                 09/29/88     10/01/18     8.15     7.47
Westam 2                               05/26/88     06/01/18     9.18     8.89
Westam 4                               07/27/88     08/01/18     8.95     8.95
Westam 7                               10/20/88     12/01/18     9.31     9.32
                                                 -----------  -------  -------
                          Weighted Average Rate                 8.34%    8.06%
                                                              =======  =======

    The stated interest rates of the following structured financings are determined monthly or quarterly based on the following rate calculations, subject to specified maximum interest rates. The outstanding principal balances at December 31, were as follows (dollars in thousands):


                                                                       MAXIMUM
CLASS         1993       1992              RATE CALCULATION             RATE
- ----------  ---------  ---------  -----------------------------------  -------
ASW 45-B    $      --  $  28,968  Three-month LIBOR + 0.60%             12.00%
ASW 50-B       18,919     28,146  Three-month LIBOR + 0.65%              13.00
ASW 53-D       15,714     24,595  Three-month LIBOR + 0.70%              13.00
ASW 55-C       25,062     40,359  One-month LIBOR + 0.80%                12.50
ASW 56-A       14,927     31,574  One-month LIBOR + 0.70%                12.00
ASW 56-B       11,000     11,000  One-month LIBOR + 0.95%                13.00
ASW 57-B        5,010      8,745  One-month LIBOR + 0.85%                13.00
ASW 58-B        9,416     16,588  One-month LIBOR + 0.70%                13.00
ASW 60-A           --      3,564  One-month LIBOR + 1.00%                13.00
ASW 61-C           --      3,179  One-month LIBOR + 0.90%                13.00
ASW 62-B       16,372     36,000  One-month LIBOR + 1.10%                13.00
ASW 63-B       33,003     46,987  One-month LIBOR + 0.85%                13.00
ASW 64-B       15,362     21,786  One-month LIBOR + 0.60%                13.00
ASW 64-F           --     16,163  One-month LIBOR + 0.80%                14.50
ASW 66-E        2,885     24,700  One-month LIBOR + 0.90%                14.50
ASW 68-C        9,616     11,073  COFI + 1.25%                           13.00
ASW 68-E           --     18,589  COFI + 1.40%                           14.00
            ---------  ---------
  Total     $ 177,286  $ 372,016
            =========  =========

    The variable interest rates at December 31 were as follows:


                                                                1993   1992
                                                                -----  -----
  One-month LIBOR.............................................  3.25%  3.31%
  Three-month LIBOR...........................................  3.38%  3.44%
  COFI........................................................  3.82%  4.51%

    Income before provision for impairment on mortgage instruments and related assets pledged under structured financings consisted of the following (in thousands):


                                                              1993          1992           1991
                                                          ------------  -------------  -------------
  Interest income.......................................  $    168,408  $     244,063  $     307,938
  Net amortization of premiums and discounts............        15,798          4,342         (2,595)
  Reinvestment income...................................         1,430          1,581          1,680
                                                          ------------  -------------  -------------
    Total Income........................................       185,636        249,986        307,023
                                                          ------------  -------------  -------------
  Interest expense......................................       143,001        205,145        262,104
  Amortization of discounts.............................        36,911         47,318         14,619
  Bond administration expenses..........................         1,079          1,125            965
                                                          ------------  -------------  -------------
    Total Expense.......................................       180,991        253,588        277,688
                                                          ------------  -------------  -------------
  Income (loss) on mortgage instruments, net............  $      4,645  $      (3,602) $      29,335
                                                          ============  =============  =============

    At December 31, 1993, the scheduled principal payments based on the contractual life of the structured financings are presented below. As the payments are made solely based on the cash receipts from the mortgage instruments pledged thereto, the actual payments are likely to be higher as a result of prepayments on the mortgage instruments (dollars in thousands).


                1994                         $   85,252
                1995                             18,125
                1996                             20,080
                1997                             22,244
                1998                             24,641
                                              1,225,395
                1999 and thereafter          ----------
                                             $1,395,737
                Total                        ==========

NOTE 3 -- MORTGAGE ASSETS -- PROSPECTIVE YIELD METHOD

    The net carrying values of the mortgage assets accounted for under the prospective yield method as of December 31, were as follows (in thousands):





                                                          1993         1992
                                                      -----------  -----------
  FHLMC 6.......................................      $       479  $     1,899
  FHLMC 7.......................................              415        1,466
  RMA I.........................................               --          510
  RMA II........................................              955        1,011
  RMA III.......................................              951          974
  RMA IV........................................              315        1,787
  RMA V.........................................            1,493        3,501
  RAC 27........................................               --          146
  RAC 28........................................               --          118
  RAC 45........................................               --          110
  RAC 56........................................               --           68
  ML Trust 15...................................              690        1,014
  FBC Trust 7A..................................              633        1,075
  FBC Trust 7B..................................              553          799
  TIMCO 86-B....................................              216          507
  CMIT 6 IO.....................................              667        1,518
  Paine Webber 0................................            1,634        1,051
  Mortgage Capital Trust IA.....................            1,659           --
  Santa Barbara II Trust 1......................              310          520
                                                      -----------  -----------
    Total.......................................      $    10,970  $    18,074
                                                      ===========  ===========

    At December 31, 1993, the mortgage assets entitle the Company to the right to receive the excess of the interest income on $516,699,000 of mortgage instruments with a weighted average stated rate of 9.34% over the interest expense on a similar amount of structured financings with a weighted average stated rate of 8.20%. At December 31, 1992, the mortgage assets entitle the Company to the right to receive the excess of the interest income on $630,369,000 of mortgage instruments having a weighted average stated rate of 9.16% over the interest expense on a similar amount of structured financings having a weighted average stated rate of 7.55%.

    The interest rate on a portion of the structured financings related to the mortgage assets is determined monthly or quarterly based on the following rate calculations, subject to specified maximum interest rates. The Company's share of the variable-rate structured financings at December 31, were as follows (dollars in thousands):


                                                                                                 MAXIMUM
                      1993          1992                     RATE CALCULATION                     RATE
                   -----------  ------------  -----------------------------------------------  -----------
FHLMC 6A           $        --  $     16,273  One-month LIBOR + 0.80%                               14.00%
FHLMC 6D                 3,307         4,115  One-month LIBOR + 0.60%                               12.75%
FHLMC 7A                    --         8,549  One-month LIBOR + 0.80%                               14.50%
FHLMC 7D                   757         3,229  One-month LIBOR + 0.40%                               12.00%
FHLMC 14D                   --         3,738  COFI + 1.25%                                          16.00%
RMA I-B                     --           377  Three-month LIBOR + 0.35%                             11.00%
RMA I-D                 14,552        26,800  Three-month LIBOR + 0.60%                             13.00%
RMA I-E                  7,732        14,240  21.975% minus (1.8x three-month LIBOR)                21.89%
RMA III-D                5,002         8,207  Three-month LIBOR + 0.55%                             12.50%
RMA IV-A                 7,001        17,208  One-month LIBOR + 0.65%                               11.50%
RMA V-A                 14,240        19,257  Three-month LIBOR + 0.80%                             12.75%
ML 15A                   6,537         9,864  Three-month LIBOR + 0.50%                             11.00%
SBA II-1                 2,307         4,405  Three-month LIBOR + 0.65%                             13.00%
FBC 7A-1                 5,299         8,512  Three-month LIBOR + 0.50%                             11.50%
FBC 7B-1                 5,741         7,706  Three-month LIBOR + 0.40%                             11.25%
MCT IA                  11,325            --  Three-month LIBOR + 0.60%                             12.40%
                   -----------  ------------
  Total            $    83,800  $    152,480
                   ===========  ============

NOTE 4 -- HEDGING TRANSACTIONS

    The Company has purchased interest rate cap agreements to hedge against the effect of increases in LIBOR on its operating results. At December 31, 1993, the Company had purchased a LIBOR rate cap of 5.5% for 1994 on approximately $240,000,000. In addition, the Company has used Eurodollar futures contracts to fix the Company's three-month LIBOR rate for 1995 on approximately $85,000,000. In connection with the adoption of FASB Statement 115 as discussed in Note 1, the Company included the unrealized loss on the futures contracts in the cumulative effect of a change in accounting principle. Accordingly, those futures contracts have the effect of fixing the Company's three-month LIBOR rate for financial accounting purposes at approximately 5% for 1995.

NOTE 5 -- NOTES PAYABLE

    On May 28, 1992, a wholly owned limited-purpose subsidiary of the Company issued $80,000,000 of Secured Notes ("Notes") under an indenture ("Indenture") to a group of institutional investors. The Notes bear a fixed interest rate of 9.02% per year. Principal repayments are $2,097,222 per quarter. The Notes are collateralized by all of the mortgage assets of the subsidiary and funds held by the trustee (including the reserve fund and the collection account).

    Under the Indenture, the excess, if any, of the income portion of the cash flow from the collateral pledged (determined on the Federal income tax basis) over the interest and other expenses on the Note is remitted to the Company. The principal portion of the cash flow (total cash flow in excess of the income portion) is used to make the scheduled principal and interest payments, if necessary. Depending on the level of certain specified financial ratios relating to the collateral, any remaining principal portion of the cash flow over the scheduled principal payment is required to either prepay the Notes at par, increase the reserve up to its $20 million maximum, or is remitted to the Company for its unrestricted use. In 1993, the reserve fund reached its maximum specified balance of $20,000,000. The reserve fund is used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments.

    Certain information relating to the notes payable was as follows (dollars in thousands):

    At December 31:

                                                                           1993          1992
                                                                       ------------  -------------
  Amount outstanding.................................................  $     42,699  $      65,498
  Stated interest rate...............................................         9.02%          9.02%
  Net carrying value of collateral pledged (including funds held by
    trustee of $24,306 and $25,981)..................................  $     54,459  $     115,112
For the year ended December 31:
                                                                           1993          1992
                                                                       ------------  -------------
  Maximum amount outstanding at any month-end........................  $     65,498  $      80,000
  Average amount outstanding.........................................  $     55,532  $      46,256
  Average effective interest rate....................................        10.04%          9.81%


    Amortization of deferred loan cost (including the cost of the bank loan) for 1993, 1992 and 1991 amounted to $1,075,000, $762,000 and $507,000, respectively.

NOTE 6 -- BANK LOAN AND SHORT-TERM BORROWING

    On May 28, 1992, the Company used the proceeds from the Notes issuance to pay off its bank loan and short-term borrowing. Certain information relating to the bank loan and short-term borrowing was as follows (dollars in thousands):

    For the years ended December 31:

                                                                            1992          1991
                                                                        ------------  ------------
  Maximum amount outstanding at any month-end.........................  $     63,181  $     86,096
  Average amount outstanding..........................................  $     22,409  $     74,951
  Average effective interest rate.....................................         7.97%         8.80%


NOTE 7 -- STOCK OPTION PLANS

    The Company has two stock option plans which are administered by the Board of Directors. The purpose of the plans is to provide a means of performance based compensation to attract and retain directors and key personnel.

    Under the plans, options to acquire a maximum of 700,000 shares of the Company's common stock may be granted at an exercise price not less than the fair market value of the stock. Prior to December 1992, optionholders received, at no additional cost, dividend equivalent rights (DERs) which entitle them to receive, upon exercise of the options, additional shares calculated according to a formula using dividends declared and the market price during the option period. The options expire ten years after the date of grant. Upon exercise of the options, the Company can elect to distribute cash in lieu of shares in an amount equal to the then current fair market value of the DERs in the case of the qualified plan and the excess of the market value of the shares issuable on exercise over the total exercise price in the case of the nonqualified plan.

    During 1993 and 1992, the Company repurchased at $5.72-$9 per share 7,138 and 136,359 shares, respectively, that were issued upon exercise of options in 1991.

    Information on stock options granted and the related DERs earned is summarized below:


                                                                    Number of     Option Price
                                                                     Shares         Per Share
                                                                  -------------  ---------------
Outstanding at December 31, 1990................................        313,790
Options granted.................................................        125,000  $5.25
DERs earned.....................................................         67,568
Options and DERs exercised......................................      (158,294)  $3.63-$5.25
                                                                  -------------

Outstanding at December 31, 1991................................        348,064  $3.63-$5.25
Options granted.................................................        276,716  $2.63
DERs earned.....................................................         31,741
Options and DERs canceled.......................................      (205,862)  $3.63-$4.50
                                                                  -------------

Outstanding at December 31, 1992................................        450,659  $2.63-$5.25
Options granted.................................................         16,046      $1.63-$2.19
                                                                  -------------

Outstanding at December 31, 1993................................        466,705  $1.63-$5.25
                                                                  =============

    Options to purchase 424,480 shares (including 47,523 shares of DERs) were exercisable at December 31, 1993.

NOTE 8 -- OPERATING EXPENSES

Related Party Transactions

    Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (formerly known as ASMA Mortgage Advisors Limited Partnership, the "Manager"), an Arizona limited partnership, manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1994. Pursuant to the agreement, the Manager receives a base management fee of 3/8 of 1% per annum of the Company's average invested assets (net of structured financings). In addition, prior to 1994, the Manager was entitled to receive an incentive management fee equal to 25% of the amount by which the Company's annualized return on equity (based on taxable income before net operating loss deductions and before deduction of stock issuance costs) exceeds the ten-year U.S. Treasury rate plus 1%. In December 1993, in connection with the renewal of the management agreement, the Company and the Manager agreed to eliminate the incentive management fee provision and the Company granted to the Manager non-qualified options to purchase 1,549,000 shares of common stock and 451,000 shares of stock appreciation rights ("SARs") with an exercise price of $1.72 per share. The exercise price is 10% above the closing market price of the common stock on the grant date. The exercise price will be reduced by the per share amount of any dividends paid on the common stock during the period in which the options and SARs are outstanding. One-third of the options and SARs are immediately exercisable; one-third are exercisable one year after the grant; and the remainder are exercisable two years after the grant. The options and SARs expire five years after the date of grant.

    Under the management agreement, the Manager must reimburse the Company for any management fees received for the year to the extent that the operating expenses (as defined) for the year exceed the greater of 2% of the Company's average invested assets or 25% of its net income (as defined), unless the unaffiliated directors determine that a higher level of expenses is justified for such year. Additionally, if this agreement is terminated without cause (as defined) or not renewed on terms as favorable to the Manager, the Manager will be entitled to receive, for a three-year period, the management fees relating to the invested assets purchased prior to the termination date, which would have been payable had the agreement remained in effect.

    The management fees for 1993, 1992 and 1991 were as follows (in thousands):

                                                            1993  1992   1991
                                                            ----  ----  ------
Base fee..................................................  $605  $812  $  842
Incentive fee.............................................    --    30   2,704
                                                            ----  ----  ------
  Total...................................................  $605  $842  $3,546
                                                            ====  ====  ======

    The Manager also performs certain analyses and other services in connection with the issuance and administration of structured financings related to the Company's mortgage assets. For such services, the Company paid the Manager fees amounting $260,000 for 1993, $244,000 for 1992 and $220,000 for 1991 plus reimbursed costs.

Operating Expenses

    Operating expenses for 1993 have been reduced by $470,000 as a result of the reimbursement received from the insurance carriers for legal fees incurred in defending the Company in the previously disclosed class action lawsuit. Operating expenses for 1992 were reduced by $400,000 as a result of the reversal of deferred compensation expense on stock options.

NOTE 9 -- SUBSEQUENT EVENT

    On January 12, 1994, the Company acquired seventeen apartment complexes located in Tucson, Arizona, Albuquerque, New Mexico and Houston, Texas. The purchase price, including closing costs, was approximately $61,600,000. The purchase was financed by a combination of new mortgage loans and the assumption of existing mortgage loans totalling $45,700,000, seller carryback financing of $6,500,000 and cash of approximately $9,400,000. The mortgage loans bear fixed interest rates ranging from 7.5% to 10.1% and generally have a ten-year term.

NOTE 10 -- TAXABLE INCOME (LOSS)

    All of the dividends for 1993, 1992 and 1991 constitute ordinary income. During these years, the Company had excess inclusion income from the residual interest in certain real estate mortgage investment conduits ("REMICs") which cannot be offset by operating losses and deductions from other sources. Under the current tax law for REITs, excess inclusion income is required to be distributed as dividends. Excluding the effect of excess inclusion income, the Company had an estimated taxable loss of $45,000,000 in 1993 which can be carried forward to offset ordinary income other than excess inclusion income for 15 years.

    In accordance with Statement of Financial Accounting Standards 109 disclosure requirements, at December 31, 1993, the tax basis of the Company's total mortgage assets (net of structured financings) exceeded their net carrying value by approximately $36,000,000.

    The net income (loss) reported in the accompanying consolidated financial statements is different than the taxable (loss) income due to the reporting of some income and expense items in different periods for income tax purposes. The difference consists primarily of (1) amortization of premium and discount on mortgage instruments and structured financings; (2) income recognition of mortgage assets accounted for under the prospective yield method; (3) reserves on mortgage assets which are not currently deductible; and (4) excess inclusion income for tax purposes. These timing differences will reverse in future years.

    The taxable loss for 1993 is subject to change when the Company prepares and files its income tax returns. The taxable loss amounts also are subject to adjustments, if any, resulting from audits of the Company's tax returns by the Internal Revenue Service (the "IRS").

    In March 1994, following a routine audit of the Company by the IRS for 1989, 1990 and 1991, the IRS sent to the Company a proposed adjustment (the "Proposed Adjustment") of taxes due of $13,834,000. The IRS claims that the Company did not comply with the legal requirements of Regulation Section 1.857-8 under the Internal Revenue Code with respect to the demand for certain shareholder information and, thus, failed to qualify as a real estate investment trust for those years. The Company believes that it has met the requirements under the Internal Revenue Code and that the IRS's position is without merit. The Company intends to vigorously defend its position. Accordingly, the Company has made no provision for this uncertainty in the accompanying consolidated financial statements.

NOTE 11 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize on a current transaction.

Mortgage Instruments and Structured Financings (Mortgage Assets)

    The mortgage instruments collateralize the structured financings and cannot be sold or otherwise be disposed of so long as the structured financings are outstanding. The Company cannot cause an early redemption of the structured financings directly or indirectly, except in limited and specified conditions. As of December 31, 1993, the mortgage assets had an aggregate net carrying value (i.e., net of structured financings) of $37,881,000 and an aggregate estimated fair value of $35,215,000. This estimate is made based on the present value of the estimated net cash flows from the mortgage assets.

    The mortgage assets are not actively traded. The fair values of similar mortgage assets generally are dependent upon two primary factors: (a) the characteristics of the estimated cash flow from the mortgage assets and
(b) the discount rate used to calculate the present value of the estimated cash flow. Generally, the characteristics of the estimated cash flow are influenced by (1) the type, stated interest rate, age and credit characteristics of the mortgage instruments underlying the structured financings; and (2) the repayment schedule, stated interest rate, amount of the exposure to variable interest rates, and the scheduled and optional redemption provisions of each of the classes of the structured financing. The discount rate used to calculate the present value of the estimated cash flow is influenced by (1) the characteristics of the estimated cash flow,
(2) income tax characteristics of the mortgage asset, (3) market factors, such as supply and demand conditions, and (4) interest rate expectations.

    The estimated fair value of other financial instruments as of December 31, 1993 was as follows (dollars in thousands):


                                                                                     ESTIMATED
                                                                       CARRYING        FAIR
                                                                        AMOUNT         VALUE
                                                                     ------------  -------------
Restricted and unrestricted cash and cash equivalents..............  $     34,713  $      34,713
Hedging instruments................................................           508            508
Notes payable......................................................        42,699         44,800
Interest payable and other liabilities.............................         4,727          4,727


    1. Restricted and unrestricted cash and cash equivalents, interest payable and other liabilities -- The carrying values of these items are a reasonable estimate of their fair values.

    2. Hedging instruments -- The estimated fair value is based on quoted market price or dealer quotes.

    3. Notes payable -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of the notes which are not quoted on an exchange.

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    (Dollars in Thousands Except Per Share Amounts)


                      TOTAL           NET         NET INCOME
                     INCOME         INCOME          (LOSS)        DIVIDEND
       1993          (LOSS)         (LOSS)        PER SHARE      PER SHARE
  --------------  -------------  -------------  --------------  ------------
                                                                $
  First           $     (9,069)  $    (11,174)     $(0.72)            --
  Second                (1,126)        (2,877)      (0.19)            --
  Third                    530         (1,320)      (0.09)          0.05
  Fourth                (2,288)       (25,199)      (1.62)          0.18

       1992
  --------------
  First           $      4,947   $      2,815      $ 0.17          $0.25
  Second                (5,222)        (7,560)      (0.47)          0.20
  Third                (36,543)       (38,732)      (2.41)            --
  Fourth               (18,628)       (21,398)      (1.36)            --

       1991
  --------------
  First           $      8,459   $      5,071      $ 0.35          $0.35
  Second                 7,505          4,156        0.28           0.35
  Third                  7,469          4,556        0.31           0.37
  Fourth                 8,342          5,043        0.32           0.37

NOTE 13 -- OTHER CASH FLOW INFORMATION (UNAUDITED)

    The Company derives substantially all of its cash flow from the excess cash flow on the mortgage assets ("Net Cash Flows"). The amount of the Net Cash Flows depends primarily on the factors described under "Assumptions" below. At December 31, 1993, the net carrying value of the mortgage assets was as follows (in thousands):


Mortgage assets associated with LIBOR-based
  structured financings.........................................   $    32,285
Mortgage assets associated with fixed-rate or
  COFI-based structured financings..............................         5,596
                                                                   -----------
  Total..........................................................  $    37,881
                                                                   ===========

    The Net Cash Flows have been calculated based on the factors set forth under "Assumptions." The calculated Net Cash Flows are not intended to predict the Net Cash Flows to be received or income to be recognized by the Company or to represent amounts that will be available for distribution as dividends to stockholders. The calculated Net Cash Flows also do not reflect the required principal repayments and interest expenses incurred by the Company on its notes payable, hedging costs, operating expenses, other asset acquisitions by the Company, various market conditions or other factors which could materially affect the Net Cash Flows.

    The interest rate and prepayment assumptions used herein do not purport to represent the Company's expectation of the interest rates and prepayment rates that may occur. There will be differences between the calculated Net Cash Flows and the actual Net Cash Flows received by the Company as the actual factors will be different than those set forth in the assumptions, and such differences may be material.

Assumptions

    1. Interest rates -- The assumed interest rates relating to the variable rate structured financings associated with the Company's mortgage assets are as follows:


                           Case 1     Case 2     Case 3     Case 4     Case 5     Case 6
                         ---------  ---------  ---------  ---------  ---------  ---------
1 Month LIBOR........      2.25%      2.25%      3.25%      5.25%      5.25%      3.25%
3 Month LIBOR........      2.38%      2.38%      3.38%      5.38%      5.38%      3.38%
COFI.................      3.02%      3.02%      3.82%      5.42%      5.42%      3.82%


    The interest rate assumptions under Cases 3 and 6 are based on the actual interest rates on December 31, 1993.

    2. Prepayments -- Prepayments on mortgage instruments commonly are measured by a prepayment standard or model. The model used herein (the "Prepayment Assumption Model") is based on an assumed per annum rate of prepayment each month of the unpaid principal amount of a pool of new mortgage loans. For mortgage instruments that have been outstanding for more than thirty months, 100% of the Prepayment Assumption Model assumes a constant prepayment rate of 6% per annum. All of the mortgage instruments underlying the Company's investments have been outstanding for more than thirty months as of December 31, 1993.

    For the Net Cash Flows for Cases 1 to 5, the assumed prepayment rates are used in the following manner. The actual rates are used for January, 1994. The average of the estimates prepared by two investment banks for February through June 1994, as indicated in the following table, are used for those months. The prepayment rates are then assumed to change ratably from those estimates to the rates indicated in the following table (terminal rates) over the third and fourth quarters of 1994, and then remain at these terminal rates thereafter. As a result, the assumed prepayment rates for 1994 are substantially higher than the terminal rates indicated in the following table.

    For Case 6, the actual rates are used for January, 1994 and then the rates indicated for Case 6 in the following table are used thereafter.

    The percentage of the Prepayment Assumption Model used in calculating the Net Cash Flows is as follows:

                                       PERCENT OF PREPAYMENT ASSUMPTION (%)
                                    ------------------------------------------
                                    FEB-JUNE
                            COUPON    1994
         MORTGAGE            RATE   CASES 1-           CASES
       COLLATERIAL           (%)       5      CASE 1  2, 3 & 4  CASE 5  CASE 6
- --------------------------  ------  --------  ------  --------  ------  ------
FHLMC.....................   9.00%       770     612       469     250     469
FHLMC.....................    9.50       712     585       470     276     470
FHLMC.....................   10.50       544     546       460     319     460
FHLMC.....................   11.00       528     530       445     321     445
FHLMC.....................   11.50       528     525       441     326     441
FNMA......................    8.00       813     805       485     214     485
FNMA......................    8.50       841     695       470     217     470
GNMA......................    8.00       655     517       295     132     295
GNMA......................    9.00       748     568       402     191     402
GNMA......................    9.50       669     536       408     204     408
GNMA......................   10.00       539     514       405     219     405
GNMA......................   10.50       568     473       385     238     385
GNMA......................   11.00       557     465       375     246     375
GNMA......................   11.50       530     416       335     227     335
GNMA......................   12.00       526     416       335     232     335
PRIVATE/SEC...............    9.50       712     585       470     276     470
WHL./LOANS................    9.00       770     612       469     250     469
WHL./LOANS................    9.50       712     585       470     276     470

    The prepayment assumptions for Case 6 are the averages of the prepayment estimates of a number of major securities dealers as published by Knight-Ridder on December 31, 1993.

    3. Maturity -- Each class within the structured financings is assumed to remain outstanding beyond its optional redemption date until its expected maturity.

    4. Reinvestment income -- Principal and interest payments on the mortgage instruments are collected by a trustee and are reinvested until they are needed for the principal and interest payments on the structured financings at an assumed reinvestment rate equal to the assumed LIBOR rate minus 0.25% in each case or at the rate specified in the applicable guaranteed investment contracts. For the mortgage assets associated with the structured financings issued by FHLMC, the Company receives no reinvestment income.

    5. Administrative expenses -- An expense reserve fund is established for certain series of structured financings. Deposits to the reserve funds are made on bond payment dates based on .04% to .09% per annum of the outstanding structured financing balances. Withdrawals from the reserve funds are made to pay the administrative expenses as described below. Any balance remaining in the reserve funds after full repayment of the structured financings is distributed to the Company. There are no administrative expenses for structured financings issued by FHLMC.

    Trustee's fees -- 0.008% to 0.10% per year of the outstanding balances, subject to minimum amounts of up to $5,000 per year per series.

    Accounting and legal fees -- Range from $3,000 to $10,000 per year per series of structured financings, some of which are increased at an annual rate of 1.8125% below one-month LIBOR rate.

    Administrator's fees -- Range from $0 to $20,000 per year per series of structured financings.

    6. Net Cash Flow distribution dates -- The Net Cash Flow is assumed to be distributed to the Company immediately following the payment dates for each series of financings.

Net Cash Flow Tables

    Below are the Net Cash Flow amounts calculated based on the assumptions described above (in thousands):

                                      TOTAL MORTGAGE ASSETS
                    ----------------------------------------------------------
       YEAR          CASE 1    CASE 2    CASE 3    CASE 4    CASE 5    CASE 6
- ------------------  --------  --------  --------  --------  --------  --------
1994                $ 21,627  $ 21,636  $ 20,444  $ 18,080  $ 18,048  $ 21,270
1995                  13,086    13,822    12,868    10,961    11,562    14,718
1996                   8,209     9,589     8,980     7,785     9,309    10,312
1997                   5,364     6,642     6,264     5,519     7,465     7,123
1998                   3,944     4,834     4,590     4,106     5,980     5,081
1999                   2,792     3,742     3,592     3,295     4,856     3,946
2000                   3,399     2,590     2,507     2,342     3,963     2,856
2001                   2,210     1,796     1,752     1,665     3,290     1,984
2002                   1,418     1,321     1,285     1,242     2,781     1,440
2003                     893     2,432     2,468     2,511     2,207     1,792
2004-2008                746     5,596     5,640     5,714     7,638     6,879
2009-2013             (1,752)     (285)      (56)      399     7,455       346
2014-2018             (2,029)   (1,545)     (987)    1,246     5,614      (712)
                    --------  --------  --------  --------  --------  --------
  Total...........  $ 59,907  $ 72,170  $ 69,347  $ 64,865  $ 90,168  $ 77,035
                    ========  ========  ========  ========  ========  ========

PRESENT VALUE OF CALCULATED NET CASH FLOWS

    The table below sets forth the present value, on a semi-annual equivalent basis as of December 31, 1993, of the calculated Net Cash Flows using the indicated discount rates. The present value of the calculated Net Cash Flows are not necessarily indicative of the amounts which the Company could realize on a current transaction. (In thousands.)

                                       TOTAL MORTGAGE ASSETS
      DISCOUNT        --------------------------------------------------------
      RATE (%)         CASE 1    CASE 2    CASE 3    CASE 4   CASE 5   CASE 6
- --------------------  --------  --------  --------  --------  -------  -------
         0%            $59,907   $72,170   $69,347   $64,865  $90,168  $77,035
         5%             54,781    62,684    59,689    54,054   68,733   65,791
        10%             49,828    55,345    52,457    46,811   56,422   57,569
        15%             45,533    49,643    46,934    41,580   48,456   51,359
        20%             41,912    45,132    42,607    37,601   42,828   46,515
        25%             38,865    41,486    39,131    34,459   38,594   42,632
        30%             36,284    38,476    36,275    31,906   35,267   39,442
        35%             34,076    35,948    33,883    29,783   32,568   36,769
        40%             32,167    33,790    31,845    27,984   30,327   34,492

                                  MORTGAGE ASSETS ASSOCIATED WITH
                                 LIBOR-BASED STRUCTURED FINANCINGS
      DISCOUNT        --------------------------------------------------------
        RATE           CASE 1    CASE 2    CASE 3    CASE 4   CASE 5   CASE 6
- --------------------  --------  --------  --------  --------  -------  -------
         0%            $53,133   $63,451   $59,840   $53,112  $71,950  $66,207
         5%             47,657    54,301    50,890    44,206   55,302   56,024
        10%             42,984    47,622    44,461    38,177   45,561   48,795
        15%             39,124    42,586    39,666    33,836   39,204   43,432
        20%             35,941    38,663    35,959    30,554   34,693   39,292
        25%             33,292    35,517    33,003    27,976   31,290   35,991
        30%             31,060    32,930    30,583    25,888   28,608   33,287
        35%             29,156    30,760    28,559    24,156   26,427   31,024
        40%             27,512    28,908    26,835    22,690   24,612   29,095

                                  MORTGAGE ASSETS ASSOCIATED WITH
                           FIXED-RATE OR COFI-BASED STRUCTURED FINANCINGS
      DISCOUNT        --------------------------------------------------------
        RATE           CASE 1    CASE 2    CASE 3    CASE 4   CASE 5   CASE 6
- --------------------  --------  --------  --------  --------  -------  -------
         0%             $6,774    $8,719    $9,507   $11,753  $18,218  $10,828
         5%              7,124     8,383     8,799     9,848   13,431    9,767
        10%              6,844     7,723     7,996     8,634   10,861    8,774
        15%              6,409     7,057     7,268     7,744    9,252    7,927
        20%              5,971     6,469     6,648     7,047    8,135    7,223
        25%              5,573     5,969     6,128     6,483    7,304    6,641
        30%              5,224     5,546     5,692     6,018    6,659    6,155
        35%              4,920     5,188     5,324     5,627    6,141    5,745
        40%              4,655     4,882     5,010     5,294    5,715    5,397