Form 10-Q
period 1994-03-31
ASR INVESTMENTS CORP
filed 1994-05-16
CIK 817383

FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1994   Commission File Number:  1-9646

                        ASR Investments Corporation
          _________________________________________________________
           (Exact name of Registrant as specified in its Charter)

                                   Maryland
       ______________________________________________________________
       (State or other jurisdiction of incorporation or organization)

                                 86-0587826
                   _____________________________________
                    (I.R.S. Employer Identification No.)

                 335 N. Wilmot, Suite 250, Tucson, AZ  85711
                 ___________________________________________
                  (Address of principal executive offices)

                               (602) 748-2111
            ____________________________________________________
            (Registrant's telephone number, including area code)

                             (Not applicable)
            ____________________________________________________
            (Former Name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      / X /  Yes     /  / No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $.01) outstanding as of March 31, 1994:
15,499,993 shares.

                     ASR   INVESTMENTS  CORPORATION
                      Consolidated  Balance  Sheets
               March  31,  1994  and  December  31,  1993
                        (Dollars  in  Thousands)

                                                   1994         1993
                                               -----------   ----------
 ASSETS                                        (Unaudited)

 Real estate assets, at cost
 Land                                          $   13,681
 Buildings and improvements                        48,698
 Other real estate investments                      2,556    $    3,855
                                               ----------    ----------
                                                   64,935         3,855
 Less:  accumulated depreciation                     (462)
                                               ----------    ----------
 Real estate investments, net                      64,473         3,855
 Unrestricted cash and cash equivalents             5,435        10,407
 Restricted cash and cash equivalents              25,836        24,306
 Mortgage assets - nonequity investments            9,674        10,970
 Mortgage instruments and related
     pledged under structured financings        1,211,242     1,401,839
 Deferred loan and hedging costs                    1,390           508
 Other                                                817         1,417
                                               ----------    ----------

 Total  Assets                                 $1,318,867    $1,453,302
                                               ==========    ==========

 LIABILITIES
 Notes payable secured by real estate          $   45,643
 Notes payable secured by mortgage assets          40,602    $   42,699
 Unsecured notes payable                            6,338
 Interest payable                                     833           495
 Other                                              5,231         4,232

 Structured financings secured by
     mortgage instruments                       1,188,054     1,374,928
                                               ----------    ----------
 Total  Liabilities                             1,286,701     1,422,354
                                               ----------    ----------

 STOCKHOLDERS'  EQUITY

 Common Stock, par value $.01 per share;
     40,000,000 shares authorized;
     16,243,649 shares issued;                        162           162
 Additional paid-in-capital                       154,996       154,996
 Deficit                                         (120,681)     (121,899)
 Common stock in Treasury, at cost; -
     743,656 shares                                (2,311)       (2,311)
                                               ----------    ----------
 Total  Stockholders'  Equity                      32,166        30,948
                                               ----------    ----------

 Total  Liabilities  and  Stockholders'
     Equity                                    $1,318,867    $1,453,302
                                               ==========    ==========

 See  notes  to  consolidated  financial  statements.

                      ASR   INVESTMENTS  CORPORATION
                 Consolidated  Statements  of  Operations
          For  the  Quarters  Ended  March  31,  1994  and  1993
               (In  Thousands  Except  Per  Share  Amounts)
                                (Unaudited)

                                                      1994        1993
 Real  Estate  Operations                          ---------    ---------
 Rental income                                     $   2,666
 Other income                                            141
                                                   ---------
 Total  operating income                               2,807
                                                   ---------
 Operating expenses
     Property operating and maintenance                  826
     Real estate taxes and insurance                     309
                                                   ---------
 Total operating expenses                              1,135
                                                   ---------
 Net operating income from real estate                 1,672
                                                   ---------
 Mortgage  Assets
 Income from mortgage assets - prospective yield
   method                                              2,192    $   1,026
 Income on mortgage instruments                                    51,880
 Expenses on structured financings                                (50,235)
 Provision for reserves                                           (12,000)
 Other interest income                                   376          260
                                                   ---------    ---------
 Income from mortgage assets                           2,568       (9,069)
                                                   ---------    ---------

 Total operating income                                4,240       (9,069)
 Interest expense on notes payable                    (1,950)      (1,507)
 Operating and administrative expenses                  (610)        (598)
 Depreciation expense                                   (462)
                                                   ---------    ---------

 Net  Income                                       $   1,218    ($ 11,174)
                                                   =========    =========

 Net  Income  (Loss)  Per  Average  Share              $0.08       ($0.72)
                                                   =========    =========

 Average  Shares  Outstanding                         15,500       15,568
                                                   =========    =========

 See  notes  to  consolidated  financial  statements.

                     ASR   INVESTMENTS  CORPORATION
                Consolidated  Statements  of  Cash  Flows
         For  the  Quarters  Ended  March  31,  1994  and  1993
              (In  Thousands  Except  Per  Share  Amounts)
                               (Unaudited)

                                                   1994         1993
                                               ----------    ----------
 OPERATING  ACTIVITIES
 Net income (loss)                             $    1,218    ($  11,174)
 Principal noncash charges (credits)
     Depreciation and amortization                    462           602
     Provision for reserves                                      12,000
     Increase (decrease) in interest payable          338           (36)
     Other                                                          (82)
                                               ----------    ----------
 Cash  Provided  By  Operations                     2,018         1,310
                                               ----------    ----------

 INVESTING  ACTIVITIES
 Purchase of real estate assets                   (61,080)
 Purchase of nonequity mortgage assets                           (4,447)
 Reduction in mortgage instruments and
   related assets                                 190,597       203,749
 Reduction in structured financings              (186,874)     (197,153)
 Reduction in nonequity mortage assets              1,296         2,752
 (Increase) decrease in deferred hedging costs        305        (2,192)
 Other                                                612
                                               ----------    ----------
 Cash (Used in) Provided  by  Investing
   Activities                                     (55,144)        2,709
                                               ----------    ----------

 FINANCING  ACTIVITIES
 Issuance of notes payable                         52,178
 Payment of loan costs                             (1,199)
 Repayment of notes payable                        (2,294)       (3,222)
 Increase in restricted cash                       (1,530)         (600)
 Stock repurchase                                                  (148)
 Other                                                999
                                               ----------    ----------
 Cash  Provided  By  (Used  in)  Financing
   Activities                                      48,154        (3,970)
                                               ----------    ----------

 Unrestricted  cash  and  cash  equivalents
     Increase (decrease) during the period         (4,972)           49
     Balance - beginning of period                 10,407         5,129
                                               ----------    ----------
     Balance - end of period                   $    5,435    $    5,178
                                               ==========    ==========

 Supplemental Disclosure of Cash Flow
   Information
 Cash paid for Company's interest expense      $    2,288    $    1,543
                                               ==========    ==========
 Cash paid by mortgage instruments for
   interest on structured financings                         $   43,617
                                               ==========    ==========

 See  notes  to  consolidated  financial  statements.

                     ASR   INVESTMENTS  CORPORATION
          Consolidated  Statements  of  Stockholders'  Equity
               For  the  Quarter  Ended  March  31,  1994
                            (In  Thousands)
                              (Unaudited)

                                     Balance        Net       Balance
                                      1/1/94      Income      3/31/94
                                    ---------    --------    ---------

 Number  of  shares                    16,244                   16,244
                                    =========                =========

 Par  Value                              $162                     $162
 Additional  paid-in  capital         154,996                  154,996
 Deficit                             (121,899)     $1,218     (120,681)
 Treasury  stock  -  at  cost          (2,311)                  (2,311)
                                    ---------      ------    ---------

 Total                              $  30,948      $1,218    $  32,166
                                    =========      ======    =========

 See  notes  to  consolidated  financial  statements.

                         ASR INVESTMENTS CORPORATION
                 Notes to Consolidated Financial Statements
                    For the Quarter Ended March 31, 1994



NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly owned subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the December 31, 1993 consolidated financial statements and notes thereto.

Real Estate Investments

     Real estate investments are stated at cost. Depreciation is calculated on a straight line basis using 27.5 years for buildings and 7 years for furniture and equipment.

Mortgage Assets

     The mortgage assets entitle the Company to receive the excess of the cash flow on the mortgage instruments over the required payments of the related structured financings. Prior to December 1993, if a mortgage asset was impaired (i.e. the estimated future net cash flow was less than the net carrying value), the Company ceased recording income and charged income to reduce the net carrying value to the undiscounted net cash flow amount. Effective as of December 1993, a mortgage asset is impaired if the yield on the net carrying value is less than the risk-free yield; if a mortgage asset is impaired, the net carrying value is written down to its estimated fair value and income is then accrued on the net carrying value using the prospective yield method. In December 1993, the Company reduced the net carrying value of substantially all of its mortgage assets to their estimated fair value. As a result, the Company accrues income for 1994 on all mortgage assets (regardless of the balance sheet presentation) based on the net carrying value using the prospective yield method.

Reclassification

     Certain reclassifications have been made to conform the prior years with the current year presentation.

NOTE 2 -REAL ESTATE INVESTMENTS AND RELATED NOTES PAYABLE

     Real estate investments consist primarily of seventeen apartment properties acquired on January 12, 1994. The total purchase price, including closing costs, was approximately $61,600,000. The purchase was financed by a combination of new mortgage loans and the assumption of existing mortgage loans totalling $45,700,000, seller carryback financing of $6,500,000 and cash of approximately $9,400,000. Each property is owned by a wholly owned limited-purpose subsidiary of the Company.

     The acquisition cost has been allocated to the individual properties based on their relative fair values as determined by independent appraisals.

     The first mortgage loans are secured nonrecourse loans which and are not cross-collateralized. The principal and interest payments on the loans are approximately $356,000 per month. In addition, the Company is required to deposit specified monthly amounts ($110,000 per month for 1994) with the lenders to be used for specified capital replacement expenditures.

     The seller carryback notes are unsecured notes and bear a fixed interest rate of 7.5%. The principal balance on the notes is amortized over a three-year period ending on February 1, 1997 with monthly principal and interest payments of $202,000.

     The tables on the following page contain certain information on the apartments owned by the Company.

                                              Net Monthly
                                              Rent Income   Weight-
                                                  (*)         ed        Cost at March 31, 1994          First  Mortgage  Loan
                                              -----------    Aver-  ------------------------------  -----------------------------
                                       Sq.           Per      age                                               Inter-
             Year  No. of    Total     Ft./   Per    Sq.     Occu-                  Per      Per      Balance     est
Property     Built  Units   Sq. Ft.    Unit   unit   Ft.     pancy      Total      Unit    Sq. Ft.    3/31/94    Rate    Maturity
- - ------------------------------------------------------------------  ------------------------------  -----------------------------
TUCSON,
ARIZONA
Acacia
 Hills       1986     64     34,577    540   $335   $0.62      95%  $ 1,346,000  $21,031   $38.93   $1,034,000   8.5%   01-Feb-04
Casa Del
 Norte       1984     84     44,120    525    337    0.64      95%    1,855,000   22,083    42.04    1,385,000   8.5%   01-Feb-04
Desert
 Springs     1985    248    146,240    590    347    0.59      98%    5,866,000   23,653    40.11    4,641,000   8.5%   01-Feb-04
Landmark     1986    176    112,749    641    351    0.55      97%    4,545,000   25,824    40.31    3,063,000   8.5%   01-Feb-04
Park
 Terrace     1986    176    101,944    579    335    0.58      97%    3,523,000   20,017    34.56    2,717,000   8.5%   01-Feb-04
Park
 Village     1985     60     32,388    540    318    0.59      96%      774,000   12,900    23.90      592,000   8.5%   01-Feb-04
Posada Del
 Rio         1980    160     99,280    621    360    0.58      98%    3,551,000   22,194    35.77    1,618,000  10.1%   31-Dec-97
South Point  1984    144     76,082    528    297    0.56      96%    2,443,000   16,965    32.11    1,874,000   8.5%   01-Feb-04
                   --------------------------------------------------------------------------------------------------
Total  Tucson      1,112    647,380    582    338    0.58      97%   23,903,000   21,496    36.92   16,924,000   8.7%
                   --------------------------------------------------------------------------------------------------

HOUSTON,
TEXAS
Clear Lake                                                                                                              01-Feb-04
 Falls       1980     90    105,208  1,169    722    0.62      94%    4,170,000   46,333    39.64    3,148,000   8.5%
The Gallery  1968    101     77,037    763    418    0.55      92%    1,947,000   19,277    25.27    1,653,000   8.5%   01-Feb-04
Memorial                                                                                                                01-Feb-04
 Bend        1967    124    116,804    942    445    0.47      93%    2,516,000   20,290    21.54    1,936,000   8.5%
Nantucket                                                                                                               01-Feb-04
 Square II   1983    106    151,406  1,428    632    0.44      94%    3,666,000   34,585    24.21    2,773,000   8.5%
Prestonwood  1978    156    149,204    956    409    0.43      93%    3,521,000   22,571    23.60    2,485,000   8.5%   01-Feb-04
Riviera                                                                                                                 01-Feb-04
 Pines       1979    224    160,608    717    395    0.55      94%    4,157,000   18,558    25.88    3,291,000   8.5%
                   --------------------------------------------------------------------------------------------------
Total  Houston       801    760,267    949    485    0.51      94%   19,977,000   24,940    26.28   15,286,000   8.5%
                   --------------------------------------------------------------------------------------------------

ALBUQUERQUE,
NEW  MEXICO
Dorado
 Terrace     1986    216    129,200    598    431    0.72      94%    6,929,000   32,079    53.63    5,247,000   8.5%   01-Feb-04
Villa
 Serena      1986    104     69,816    671    474    0.71      92%    3,531,000   33,952    50.58    2,698,000   8.5%   01-Feb-04
Whispering
 Sands       1986    228    179,880    789    445    0.56      93%    7,578,000   33,237    42.13    5,488,000   8.9%   01-Apr-01
                   --------------------------------------------------------------------------------------------------
Total  Albuquerque   548    378,896    691    445    0.64      93%   18,038.000   32,916    47.61   13,433,000   8.7%
                   --------------------------------------------------------------------------------------------------

TOTAL / AVERAGE    2,461  1,786,543    726   $410   $0.56      95%  $61,918,000   $25,028  $34.48  $45,643,000   8.6%
                   ==================================================================================================

  *  -   The net rental income is the actual income collected and
is net of vacancies,
employee units, concessions, uncollectible rents and other
deductions.

NOTE 3 - MORTGAGE INSTRUMENTS AND RELATED ASSETS
         PLEDGED UNDER STRUCTURED FINANCINGS

     Below is the net investment in the mortgage assets at March 31, 1994 and December 31, 1993 (in thousands):

                                      1994           1993
                                   ----------     ----------
   Mortgage instruments
     Principal balance             $1,148,043     $1,333,165
     Accrued interest                  10,204         11,790
     Cash held by trustee              52,995         79,524
                                   ----------     ----------
                                    1,211,242      1,424,482
                                   ----------     ----------
   Structured financings
     Principal balance             (1,190,930)    (1,395,737)
     Accrued interest              (   14,745)    (   17,069)
     Valuation adjustments             17,621         15,235
                                   ----------     ----------
                                   (1,188,054)    (1,397,571)
                                   ----------     ----------
   Equity mortgage assets, net         23,188         26,911
   Nonequity mortgage assets            9,674         10,970
                                   ----------     ----------
   Total net mortgage assets       $   32,862     $   37,881
                                   ==========     ==========

     At March 31, 1994, the estimated effective yield based on the total net carrying value of the Company's mortgage assets was approximately 25%.

     During the quarter ended March 31, 1993 the Company charged operations by $12,000,000 for impairment in certain mortgage assets. There were no such charges to operations in 1994.

NOTE 4 - NOTES PAYABLE SECURED BY MORTGAGE ASSETS

     The notes payable secured by mortgage assets were issued by a wholly owned limited-purpose subsidiary of the Company to a group of institutional investors. The notes bear a fixed interest rate of 9.02% per year. Principal repayments are $2,097,222 per quarter. The notes are collateralized by all of the mortgage assets of the subsidiary and funds held by the trustee (including the reserve fund and the collection account).

     The excess, if any, of the income portion of the cash flow from the collateral pledged (determined on the Federal income tax basis) over the interest and other expenses on the notes is remitted to the Company. The principal portion of the cash flow (i.e. total cash flow in excess of the income portion) is used to make the scheduled principal and interest payments, if necessary. Depending on the level of certain specified financial ratios relating to the collateral, any remaining principal portion of the cash flow over the scheduled principal payment is required to either prepay the notes at par or is remitted to the Company for its unrestricted use.

     At March 31, 1994 and December 31, 1993, the net carrying value of the mortgage assets pledged was $26,733,000 and $30,153,000, respectively, and the funds held by the trustee (including the reserve fund) was $23,545,000 and $24,306,000, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The management fees paid to Pima Mortgage L.P. (the "Manager) for the quarters ended March 31, 1994 and 1993 were as follows (in thousands):

                                              1994      1993
                                             ------    ------
     Base management fee                     $  145    $  182
                                             ======    ======

     Administration fee                      $   65    $   65
                                             ======    ======

     The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of the apartment properties acquired in January 1994. Under the property management agreements, which have a current term through December 31, 1994, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units (currently 2,461) owned by the Company relative to the total apartment units (currently over 5,000) managed by the Property Manager. For the quarter ended March 31, 1994, the costs allocated to the Company were $49,000 (approximately 1.8% of rental income), which was net of an allocated credit (which is applicable only in 1994) of $54,000.

NOTE 6 - INCOME TAXES

     The Company estimates that it incurred a net tax loss of $11,000,000 during the quarter ended March 31, 1994, which includes "excess inclusion" income of $412,000 from the residual interest in certain real estate mortgage investment conduits ("REMICs"). At March 31, 1994, the Company had an estimated net operating loss carryover of approximately $79,000,000 which can be carried forward to offset ordinary income (other than excess inclusion income) for 15 years. Although the Company may incur additional net tax losses in 1994, it expects to realize additional excess inclusion income which is required to be distributed as dividends.

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

NOTE 7 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments." Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

     The mortgage instruments collateralize the structured financings and cannot be sold or otherwise be disposed of so long as the structured financings are outstanding. The Company cannot cause an early redemption of the structured financings directly or indirectly, except in limited and specified conditions. As of March 31, 1994, the mortgage assets had a total net carrying value (i.e., net of structured financings) of $32,862,000 and an aggregate estimated fair value of $31,000,000. This estimate is made based on the present value of the estimated net cash flows from the mortgage assets.

     The estimated fair value of other financial instruments as of March 31, 1994 was as follows (dollars in thousands):

                                                       Estimated
                                        Carrying         Fair
                                         Amount          Value
                                        --------       ---------
Cash and cash equivalents               $31,271        $ 31,271
Notes Payable                            92,583          92,583
Other liabilities                         5,231           5,231

     1. Restricted and unrestricted cash and cash equivalents, interest payable and other liabilities - The carrying values of these items are a reasonable estimate of their fair values.

     2. Notes payable - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of the notes which are not quoted on an exchange.

NOTE 8 - CASH FLOW INFORMATION ON MORTGAGE ASSETS

     The Company's mortgage assets generate amounts of cash flows ("Net Cash Flows"). The amount of the Net Cash Flows depends primarily on the factors described under "Assumptions" below. The Net Cash Flows have been calculated assuming that the structured financings will remain outstanding beyond its optional redemption date until its expected maturity. The Net Cash Flow amounts are intended to illustrate (i) the amount of cash flows from the mortgage assets calculated using the current market prepayment rate estimates and short-term interest rates and (ii) the effects on the Net Cash Flow of certain changes in the prepayment rates and short-term interest rates. The calculated Net Cash Flows are not intended to predict the net Cash Flows to be received or income to be recognized by the Company or to represent amounts that will be available for distribution as dividends to stockholders. The calculated Net Cash Flows also do not reflect the required principal repayments and interest expenses on the Company's notes payable, hedging costs, operating expenses, other asset acquisitions by the Company, various market conditions or other factors which could materially affect the Net Cash Flows. The interest rate and prepayment assumptions described below do not purport to represent the Company's expectation of the interest rates and prepayment rates that may occur. There will be differences between the calculated Net Cash Flows and the actual Net Cash Flows received by the Company as the actual factors will be different than those set forth in the assumptions, and such differences may be material.

     The assumed interest rates relating to the variable rate structured financings associated with the Company's mortgage assets are as follows:

               Case 1   Case 2   Case 3   Case 4   Case 5   Case 6
               ------   ------   ------   ------   ------   ------
1-Month LIBOR   2.69%    2.69%    3.69%    5.69%    5.69%    3.69%
3-Month LIBOR   2.94%    2.94%    3.94%    5.94%    5.94%    3.94%
COFI            3.45%    3.45%    4.25%    5.85%    5.85%    4.33%

     The interest rate assumptions under Case 3 and 6 are based on the actual interest rates on March 31, 1994.

     The prepayment assumptions for the Net Cash Flows for Cases 1 to 5 are used in the following manner. The actual rates are used for April 1994. The average of the estimates prepared by two investment banks for May through September 1994, as indicated in the following table, are used for those months. The prepayment rates are then assumed to change ratably from those estimates to the rates indicated in the following table (terminal rates) over the fourth quarter of 1994 and first quarter of 1995, and then remain at these terminal rates thereafter. As a result, the assumed prepayment rates for May 1994 through March 1995 are substantially higher than the terminal rates indicated in the following table. For Case 6, the rates indicated in the following table are used for all years.

                              Assumed Prepayment Rates (PSA%)
                          -----------------------------------------
Mortgage        Coupon     5/94-            Cases
Instruments      Rate      9/94   Case 1    2,3&4    Case 5  Case 6
- - -----------     ------    ------  ------   ------   -------  ------
FHLMC            9.50%      583     562      440      255      440
FHLMC           10.50       490     540      445      273      445
FHLMC           11.00       469     520      434      272      434
FHLMC           11.50       469     516      430      269      430
FNMA             8.00       520     514      305      207      305
FNMA             8.50       532     600      375      234      375
GNMA             8.00       321     314      195      118      195
GNMA             9.00       525     493      325      187      325
GNMA             9.50       521     480      360      189      360
GNMA            10.00       554     468      360      192      360
GNMA            10.50       528     450      358      200      358
GNMA            11.00       476     415      341      200      341
GNMA            11.50       480     406      334      196      334
GNMA            12.00       474     406      334      196      334
Private Sec.     9.50       583     562      440      255      440
Whole loans      9.00       621     569      430      246      430
Whole loans      9.50       583     562      440      255      440

     The prepayment assumptions for Cases 2, 3, 4 and 6 are the averages of the long-term prepayment estimates of a number of major securities dealers as published by Knight-Ridder on March 31, 1994.

CALCULATED NET CASH FLOWS

     Below are the Net Cash Flow amounts calculated based on the assumptions described above. The amounts for 1994 include only the estimated amounts beginning with April 1994 (in thousands).

Year      Case 1    Case 2    Case 3    Case 4    Case 5    Case 6
- - ----     -------   -------   -------   -------   -------   -------
1994     $14,129   $14,124   $13,453   $12,100   $12,083   $13,624
1995      13,087    13,420    12,455    10,518    10,802    13,561
1996       8,660     9,676     9,034     7,733     8,904     9,884
1997       5,732     6,958     6,545     5,698     7,402     7,158
1998       4,286     5,020     4,750     4,210     6,136     5,200
1999       2,916     4,020     3,847     3,494     5,100     4,084
2000       1,908     2,897     2,796     2,588     4,265     3,059
2001       1,280     2,049     1,995     1,882     3,630     2,184
2002         895     1,488     1,456     1,387     3,164     1,579
2003       2,107     1,115     1,092     1,044     2,590     1,183
2004-08    5,215     6,361     6,368     6,390     7,492     6,433
2009-13      672     3,937     3,990     4,003     9,682     4,310
2014-20    1,232     2,865     4,430     9,361    13,828     4,729
         -------   -------   -------   -------   -------   -------
Total    $62,119   $73,930   $72,211   $70,408   $95,078   $76,988
         =======   =======   =======   =======   =======   =======

PRESENT VALUE OF CALCULATED NET CASH FLOWS

     The table below sets forth the present value, on a semi-annual equivalent basis as of March 31, 1994, of the calculated Net Cash Flows using the indicated discount rates. The present value of the calculated Net Cash Flows are not necessarily indicative of the amounts which the Company could realize on a current transaction. (In thousands.)

  Rate    Case 1    Case 2    Case 3    Case 4    Case 5    Case 6
- - -------  -------   -------   -------   -------   -------   -------
   0%    $62,119   $73,930   $72,211   $70,408   $95,078   $76,988
   5%     52,307    59,460    56,983    52,482    67,277    60,742
  10%     45,681    50,578    48,049    43,098    52,972    51,182
  15%     40,848    44,506    42,112    37,326    44,424    44,809
  20%     37,131    40,024    37,799    33,322    38,687    40,167
  25%     34,161    36,533    34,470    30,311    34,508    36,577
  30%     31,719    33,709    31,793    27,926    31,293    33,686
  35%     29,667    31,364    29,576    25,969    28,722    31,290
  40%     27,912    29,376    27,702    24,325    26,611    29,265

ITEM II - Management Discussion and Analysis of Financial Condition and Results of Operations

General

     In early 1993, the Company determined to shift its focus to the ownership of income-producing properties from the ownership of mortgage assets. Accordingly, the Company decided to invest its available funds in income-producing properties. The Company may hold its existing mortgage assets and continue to receive the net cash flows, or it may decide to dispose of some or all of the mortgage assets and invest the net proceeds in income-producing properties.

     On January 12, 1994, the Company acquired 17 apartment properties consisting of 2,461 units located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico for a total cost of $61,600,000. As a result, the income and cash flows for the first quarter of 1994 were derived from real estate investments as well as mortgage assets.

     The operating income from the apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected primarily by the strength of the local economy and the supply of and demand for new apartment properties.

     The Company's mortgage assets entitle it the right to receive the excess of the cash flow from the mortgage instruments over the cash payments required on the structured financings. The income and cash flows from the mortgage assets are affected primarily by the actual and expected mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term interest rates reduce the income and total cash flows over the life of the mortgage assets. Prepayment rates are affected primarily by mortgage interest rates. As mortgage interest rates dropped to their lowest level in twenty years, prepayment rates have been at record levels since the middle of 1992. With the recent increase in mortgage interest rates, market prepayment rate estimates have declined; however, it is too soon to estimate the magnitude of the decline in prepayment rates and the resulting benefits to the Company. The benefits of a sustained decline in prepayment rates may be mitigated by the negative effects of an increase in short-term interest rates.

     As illustrated in Note 8 to the consolidated financial statements, the cash flow from the mortgage assets decline over time. Thus, without regard to changes in the yield on the mortgage assets, the amount of income on the mortgage assets will decline over time as the net investment is being amortized.

     Although the Company is required by generally accepted accounting principles to present the mortgage instruments and structured financings relating to certain mortgage assets as assets and liabilities on the consolidated balance sheet, it considers its assets to be the investment in the net cash flows. The Company is not liable in any manner for those structured financings which were issued by independent third parties.
Except in limited specified circumstances, the structured financings cannot be prepaid to take advantage of any appreciation in the value of the
mortgage instruments.   Accordingly, the Company believes that the following
summarized balance sheet data as of March 31, 1994 and December 31, 1993 provide a meaningful presentation of its assets and liabilities and are helpful for understanding the financial condition and results of the Company. (In thousands.)

                                              1994        1993
                                            --------    --------
ASSETS
Real estate investments, net                $ 64,473
Mortgage assets, net of
   structured financings                      32,862    $ 37,881
Unrestricted cash and
  cash equivalents                             5,435      10,407
Other assets                                   4,498       5,780
                                            --------    --------
Total Assets                                $107,268    $ 54,068
                                            ========    ========

LIABILITIES
Notes payable secured by real estate        $ 45,643
Notes payable secured by
   mortgage assets, net
   of funds held by trustee                   17,057    $ 18,888
Unsecured notes payable                        6,338
Other liabilities                              6,064       4,232
                                            --------    --------
Total Liabilities                             75,102      23,120
STOCKHOLDERS' EQUITY                          32,166      30,948
                                            --------    --------
Total Liabilities and
  Stockholders' Equity                      $107,268    $ 54,068
                                            ========    ========

Results of Operations

     The Company had net income of $1,218,000 ($.08 per share) for the first quarter of 1994 compared with a net loss of $11,174,000 ($.72 per share) for the first quarter of 1993. The return to profitability resulted from operating income generated by the apartments acquired on January 12, 1994 as well as the existing mortgage assets. The average occupancy rate of the apartments acquired was 95% and the net rental income (i.e. net of vacancies, employee units, concessions, bad debts and other deductions) averaged $.56 per square foot. As a result of the high demand for apartments, in the first quarter of 1994, the Company was able to raise the average rental rates in Tucson and Albuquerque by approximately 12% while maintaining or raising the occupancy rates. For the properties in Houston, the Company generally maintained the rental rates and the occupancy rates during the first quarter of 1994.

     For the first quarter of 1994, the mortgage assets had a yield of approximately 24% based on the average net carrying value (i .e., net of the structured financings) of $36,767,000. At March 31, 1994, the net carrying value of the mortgage assets was $32,862,000 and the prospective yield based on the current prepayment and short-term rate assumptions was approximately 25%.

     The loss for 1993 resulted primarily from the non-accrual of income on a majority of the mortgage assets and a charge of $12,000,000 to reduce the net carrying value of certain mortgage assets to their estimated future cash flow amount, which resulted in a zero yield.

     Interest expenses increased because of the debts incurred in connection with the apartment acquisition .

Taxable Loss and Dividends

     The Company incurred an estimated tax loss of $11,000,000 in the first quarter of 1994 because of the tax losses generated by the mortgage assets. The tax loss included $412,000 of "excess inclusion" income from the residual interest in certain real estate mortgage investment conduits ("REMICs"). Such "excess inclusion" income cannot be offset by operating losses and deductions from other sources and, under the current tax law for REITs, is required to be distributed as dividends. As of March 31, 1994, the Company had an estimated net operating loss of $79,000,000 which can be carried forward to offset ordinary income (other than excess inclusion income) for 15 years.

Liquidity, Capital Resources and Commitments

     The Company derives its cash flows from its real estate investments and mortgage assets . The real estate investments consist of 17 apartment properties acquired in January 1994. Each of the properties is pledged to secure a nonrecourse and non-cross collateralized first mortgage loan. The loans bear fixed interest rates which averaged 8.6% at March 31, 1994. The principal and interest payments on these loans are approximately $356,000 per month. In addition, the Company is required to deposit specified monthly amounts ($110,000 per month for 1994) with the lender to be used for specified capital replacement expenditures. The Company is also required to make principal and interest payments of $202,000 per month on the unsecured notes payable.

     Structured financings are collateralized by mortgage instruments and related assets and are nonrecourse to the Company . Principal and interest payments on these financings are payable solely from the principal and interest payments from the underlying mortgage instruments. Substantially all of the Company's mortgage assets are pledged as collateral for the notes payable issued in May 1992. Under the agreement, the excess, if any, of the income portion of the cash flow from the collateral pledged (determined on the Federal income tax basis) over the interest and other expenses on the notes is remitted to the Company. The principal portion of the cash flow (total cash flow in excess of the income portion) is used to make the scheduled principal payment and interest payment, if necessary. Depending on the level of certain specified financial ratios relating to the collateral, any remaining principal portion of the cash flow is required to either prepay the notes at par or is remitted to the Company for its unrestricted use.

     The reserve fund balance reached its specified maximum of $20,000,000 during the first quarter of 1993. The reserve fund is used to make the scheduled payments on the notes if the cash flow available from the collateral is not sufficient to make the scheduled payments.

     At March 31, 1994, the Company had unrestricted cash and temporary investments of approximately $5.4 million. In addition, the Company expects to generate net cash flow (after debt service payments on the notes payable) of $1.5 million from its existing real estate properties and $5 million from its mortgage assets in the remainder of 1994 for its unrestricted use. The Company intends to use such funds for acquisition of income-producing properties, capital improvements on existing properties and working capital.

Other Information

     The apartment leases generally are for terms of six to 12 months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire. To the extent that the inflation rate influences federal monetary policy and results in rising short-term interest rates or declines in mortgage interest rates, the income and cash flows from the mortgage assets would be adversely affected.

                              PART II

                          OTHER INFORMATION


Item 1.  Legal Proceedings

     In March 1994, following a routine audit of the Company by the Internal Revenue Service (IRS) for 1989, 1990 and 1991, the IRS sent to the Company a Proposed Adjustment (the "Proposed Adjustment") of taxes due of $1,212,309 for 1989, $5,183,922 for 1990 and $7,438,132 for 1991. The Proposed
Adjustment did not include any amounts for interest which might be owed by the Company.


     The IRS claims that the Company did not comply with the legal requirements of Regulation Section 1.857-8 under the Internal Revenue Code with respect to the demand for certain stockholder information and, thus, failed to qualify as a real estate investment trust for those years. The Company disagrees with the revenue agent's report and plans to file a protest with the District Director of the IRS challenging the Proposed Adjustment. The Company believes that it has made all of the requisite demands of its stockholders for each applicable year and has met the requirements under the Internal Revenue Code. The Company also believes that the IRS incorrectly applied the rules in Regulation section 1.857-8. The Company believes that the IRS's position is without merit and intends to vigorously defend its position.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K


     The Company filed a report on Form 8-K dated March 28, 1994, reporting the acquisition of seventeen apartment properties.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION



/s/   Joseph C. Chan                              May 13, 1994
__________________________                     _________________
Joseph C. Chan                                        Date
Executive Vice President,
Chief Operating Officer,
Chief Financial and
Accounting Officer