Form 10-Q
period 1994-06-30
ASR INVESTMENTS CORP
filed 1994-08-12
CIK 817383

FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1994               Commission File Number:  1-9646

                         ASR Investments Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                                   Maryland
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                  86-0587826
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                   335 N. Wilmot, Suite 250, Tucson, AZ 85711
                   ------------------------------------------
                    (Address of principal executive offices)

                                (602) 748-2111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               (Not applicable)
               ---------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock (par value $.01) outstanding as of June 30, 1994:
15,499,993 shares.

                          ASR INVESTMENTS CORPORATION
                          Consolidated Balance Sheets
                      June 30, 1994 and December 31, 1993
                             (Dollars in Thousands)

                                                1994            1993
                                            -----------     -----------
ASSETS                                      (Unaudited)

Real estate assets, at cost
Land                                        $    13,681
Buildings and improvements                       49,023
Other real estate investments                     1,627     $     3,855
                                            -----------     -----------
                                                 64,331           3,855
Less:  accumulated depreciation                    (935)
                                            -----------     -----------
Real estate investments, net                     63,396           3,855
Unrestricted cash and
 cash equivalents                                 9,164          10,407
Restricted cash and
  cash equivalents                               33,002          24,306
Mortgage assets -
  nonequity investments                           8,280          10,970
Mortgage
Mortgage instruments and related
  assets pledged under structured
  financings                                  1,019,065       1,424,482
Deferred loan costs                               1,306             508
Other                                               853           1,417
                                            -----------     -----------

Total  Assets                               $ 1,135,066     $ 1,475,945
                                            ===========     ===========

LIABILITIES
Notes payable secured by real estate        $    45,776
Notes payable secured by mortgage assets         38,505     $    42,699
Unsecured notes payable                           5,848
Interest payable                                    787             495
Other                                             5,823           4,232
Structured financings secured
  by  mortgage instruments                    1,003,463       1,397,571
                                            -----------     -----------
Total  Liabilities                            1,100,202       1,444,997
                                            -----------     -----------

STOCKHOLDERS' EQUITY

Common Stock, par Value $.01 per
  share; 40,000,000 shares authorized;
  16,243,649 shares issued;                         162             162
Additional paid-in-capital                      154,996         154,996
Accumulated deficit and
  cumulative dividends                         (117,983)       (121,899)
Common stock in
  treasury, at cost; - 743,656 shares            (2,311)         (2,311)
                                            -----------     -----------
Total Stockholders' Equity                       34,864          30,948
                                            -----------     -----------

Total Liabilities and
  Stockholders' Equity                      $ 1,135,066     $ 1,475,945
                                            ===========     ===========


See notes to consolidated financial statements.


                               ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Operations
           For the Quarters and Six Months Ended June 30, 1994 and 1993
                      (In Thousands Except Per Share Amounts)
                                    (Unaudited)

                                                 Quarters                  Six Months
                                          ---------------------       -------------------
                                             1994         1993         1994         1993
                                          ---------    --------       -------    --------
Real  Estate
Operations
Rental income                             $  3,040                  $  5,706
Other income                                   165                       306
                                          --------                  --------
Total  operating income                      3,205                     6,012
                                          --------                  --------
Operating expenses
    Property operating and maintenance       1,128                     1,954
    Real estate taxes and insurance            346                       655
    Depreciation                               473                       935
                                          --------                  --------
Total operating expenses                     1,947                     3,544
                                          --------                  --------
Net operating income from real estate        1,258                     2,468
                                          --------                  --------
Mortgage  Assets
Income from mortgage assets                  1,577     $  2,237        3,769     $  4,908
Provision for reserves                                   (3,570)                  (15,570)
Gain on redemption of mortgage assets        2,554                     2,554
Other interest income                          274          207          650          467
                                          --------     --------     --------     --------
Income from mortgage assets                  4,405       (1,126)       6,973      (10,195)
                                          --------     --------     --------     --------

Operating and administrative expenses         (982)        (238)      (1,592)        (836)
                                          --------     --------     --------     --------

Total operating income (loss)                4,681       (1,364)       7,849      (11,031)
Interest on real estate notes payable         (951)                   (1,889)
Interest on notes payable secured
  by mortgage assets                          (919)      (1,513)      (1,824)      (3,020)
Interest on unsecured notes payable           (113)                     (220)
                                          --------     --------     --------     --------

Net  Income  (Loss)                       $  2,698     ($ 2,877)    $  3,916     ($14,051)
                                          ========     ========     ========     ========

Net  Income (Loss) Per Average Share      $   0.17     ($  0.19)    $   0.25     ($  0.90)
                                          ========     ========     ========     ========

Average  Shares Outstanding                 15,500       15,507       15,500       15,537
                                          ========     ========     ========     ========

See  notes  to consolidated financial statements.


                                  ASR INVESTMENTS CORPORATION
                                 Consolidated Statements of
           Cash Flows For the Quarters and Six Months Ended June 30, 1994 and 1993
                             (In Thousands Except Per Share Amounts)
                                         (Unaudited)

                                                            Quarters                   Six Months
                                                    -----------------------     -----------------------
                                                       1994          1993          1994           1993
                                                    ---------     ---------     ---------     ---------
OPERATING ACTIVITIES
Net income (loss)                                   $   2,698     ($  2,877)    $   3,916     ($ 14,051)
Principal noncash charges (credits)
    Depreciation and amortization                         473           312           935           489
    Provision for reserves                                            3,570                      15,570
    Increase (decrease) in interest payable               (46)         (107)          292          (143)
    Other                                                                (5)                        337
                                                    ---------     ---------     ---------     ---------
Cash  Provided  By Operations                           3,125           893         5,143         2,202
                                                    ---------     ---------     ---------     ---------

INVESTING
ACTIVITIES
Purchase of real estate assets                         (1,624)                    (62,704)
Sale of other real estate                               2,228                       2,228
Purchase of nonequity mortgage assets                                                            (4,447)
Reduction in mortgage instruments
  and related assets                                  214,820       176,909       405,417       380,658
Reduction in structured financings                   (207,234)     (170,602)     (394,108)     (367,755)
Reduction in nonequity mortgage assets                  1,394         2,374         2,690         5,126
(Increase) decrease in deferred hedging costs              96          (617)          401        (2,808)
Other                                                     (48)                        564
                                                    ---------     ---------     ---------     ---------
Cash  (Used in) Provided by
  Investing Activities                                  9,632         8,064       (45,512)       10,774
                                                    ---------     ---------     ---------     ---------

FINANCING ACTIVITIES
Issuance of real estate notes payable                                              52,178
Payment of loan costs                                                              (1,199)
Repayment of notes payable                             (2,454)       (8,113)       (4,748)      (11,335)
Increase in restricted cash                            (7,166)          750        (8,696)          150
Stock repurchase                                                        (52)                       (200)
Other                                                     592                       1,591
                                                    ---------     ---------     ---------     ---------
Cash  (Used in) Provided By
  Financing Activities                                 (9,028)       (7,415)       39,126       (11,385)
                                                    ---------     ---------     ---------     ---------

Unrestricted  cash and  cash equivalents
    Increase (decrease) during
      the period                                        3,729         1,542        (1,243)        1,591
    Balance - beginning of period                       5,435         5,178        10,407         5,129
                                                    ---------     ---------     ---------     ---------
    Balance - end of period                         $   9,164     $   6,720     $   9,164     $   6,720
                                                    =========     =========     =========     =========

Supplemental Disclosure of Cash Flow Information
Cash paid for Company's interest expense                2,029         1,620         3,641         3,163
                                                    =========     =========     =========     =========

See  notes  to consolidated financial statements.

                          ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1994
                                 (In Thousands)
                                  (Unaudited)


                                       Balance         Net         Balance
                                       1/1/94         Income       6/30/94
                                      ---------     ---------     ---------

Number  of  shares                       16,244                      16,244
                                      =========                   =========

Par  Value                            $     162                   $     162
Additional paid-in capital              154,996                     154,996
Accumulated deficit and cumulative
  dividends                            (121,899)    $   3,916      (117,983)
Treasury stock - at cost                 (2,311)                     (2,311)
                                      ---------     ---------     ---------

Total                                 $  30,948     $   3,916     $  34,864
                                      =========     =========     =========


See notes to consolidated financial statements.

                          ASR INVESTMENTS CORPORATION
                   Notes to Consolidated Financial Statements
                      For the Quarter Ended June 30, 1994


NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly owned subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the December 31, 1993 consolidated financial statements and notes thereto.

Real Estate Investments

         Real estate investments consist primarily of seventeen apartment properties acquired on January 12, 1994. The total purchase price, including closing costs, has been allocated to the individual properties based on their relative fair values as determined by independent appraisals.

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

Reclassification

         Certain reclassifications have been made to conform the prior year with the current year presentation.

NOTE 2 - REAL ESTATE INVESTMENTS AND RELATED NOTES PAYABLE

         Real estate investments consist primarily of seventeen apartment properties acquired on January 12, 1994. The total purchase price, including closing costs, was approximately $61,600,000 and was financed by a combination of new mortgage loans and the assumption of existing mortgage loans totalling $45,700,000, seller carryback financing of $6,500,000 and cash of approximately $9,400,000. The first mortgage loans are nonrecourse and non-cross collateralized. The principal and interest payments on the loans are approximately $356,000 per month. In addition, the Company is required to deposit specified monthly amounts ($110,000 per month for 1994) with the lenders to be used for specified capital replacement expenditures. At June 30, 1994, the restricted cash balance included $2,800,000 held by the lenders for capital replacement expenditures and payment of property taxes and insurance premiums.

         The seller carryback notes are unsecured notes and bear a fixed interest rate of 7.5%. The principal balance on the notes is amortized over a three-year period ending on February 1, 1997 with monthly principal and interest payments of $202,000.

         In July 1994, the Company acquired a 220-unit apartment property in Phoenix, Arizona, for $4,500,000. The purchase price was funded by a first mortgage loan of $3,500,000 and cash investment of $1,000,000.

         The table on the following page contains certain information on the apartments owned by the Company as of June 30, 1994.

                                                ASR   INVESTMENTS  CORPORATION
                                        NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                        For  the  Six  Months  Ended  June  30,  1994
                                                         (UNAUDITED)
                                                                                               Book Value at June 30, 1994
                                                                       6/30/94              ---------------------------------
                                                                    Rental  Rates
                                                                   ----------------
 Property                                                                            Aver-
                                                            Sq.                       age
                             Year    No. of     Total      Ft./      Per    Per Sq.  Occu-                   Per       Per
                             Built   Units     Sq. Ft.     Unit     unit      Ft.    pancy      Total     Unit Ft.    Sq. Ft.
 ----------------------------------------------------------------------------------------------------------------------------
 TUCSON,  ARIZONA
 Acacia Hills                1986       64      34,577       540     $389    $0.72     95%  $ 1,334,095   $20,845     $38.58
 Casa Del Norte              1984       84      44,120       525      410     0.78     94%    1,840,097    21,906      41.71
 Desert Springs              1985      248     146,240       590      395     0.67     96%    5,808,582    23,422      39.72
 Landmark                    1986      176     112,749       641      397     0.62     95%    4,514,252    25,649      40.04
 Park Terrace                1986      176     101,944       579      400     0.69     96%    3,492,307    19,843      34.26
 Park Village                1985       60      32,388       540      372     0.69     93%      770,435    12,841      23.79
 Posada Del Rio              1980      160      99,280       621      403     0.65     96%    3,523,124    22,020      35.49
 South Point                 1984      144      76,082       528      354     0.67     96%    2,422,645    16,824      31.84
                                     ----------------------------------------------------------------------------------------
 Total  Tucson                       1,112     647,380       582      392     0.67     96%   23,705,538    21,318      36.63
                                     ----------------------------------------------------------------------------------------

 HOUSTON,  TEXAS
 Clear Lake Falls            1980       90     105,208     1,169      722     0.65     92%    4,135,496    45,950      39.31
 The Gallery                 1968      101      77,037       763      418     0.63     92%    2,003,131    19,833      26.00
 Memorial Bend               1967      124     116,804       942      445     0.55     93%    2,525,038    20,363      21.62
 Nantucket Square II         1983      106     151,406     1,428      632     0.50     93%    3,661,306    34,541      24.18
 Prestonwood                 1978      156     149,204       956      409     0.49     93%    3,549,965    22,756      23.79
 Riviera Pines               1979      224     160,608       717      395     0.61     93%    4,304,495    19,216      26.80
                                     ----------------------------------------------------------------------------------------
 Total  Houston                        801     760,267       949      534     0.56     93%   20,179,431    25,193      26.54
                                     ----------------------------------------------------------------------------------------

 ALBUQUERQUE,  NEW  MEXICO
 Dorado Terrace              1986      216     129,200       598      431     0.83     93%    6,883,215    31,867      53.28
 Villa Serena                1986      104      69,816       671      474     0.79     91%    3,500,260    33,656      50.14
 Whispering Sands            1986      228     179,880       789      445     0.66     91%    7,500,557    32,897      41.70
                                     ----------------------------------------------------------------------------------------
 Total  Albuquerque                    548     378,896       691      513     0.74     92%   17,884,032    32,635      47.20

                                     ----------------------------------------------------------------------------------------
 TOTAL / AVERAGE                     2,461   1,786,543       726     $465    $0.64     94%  $61,769,000   $25,028     $34.48
                                     ========================================================================================

NOTE 3 - MORTGAGE INSTRUMENTS AND RELATED ASSETS
             PLEDGED UNDER STRUCTURED FINANCINGS

         Below is the net investment in the mortgage assets at June 30, 1994 and December 31, 1993 (in thousands):

                                               1994              1993
                                            ----------        ----------
   Mortgage instruments
         Principal balance                  $  973,197        $1,333,165
         Accrued interest                        7,811            11,790
         Cash held by trustee                   38,057            79,527
                                            ----------        ----------
                                             1,019,065         1,424,482
                                            ----------        ----------
   Structured financings
         Principal balance                  (  999,380)       (1,395,737)
         Accrued interest                   (   12,657)       (   17,069)
         Valuation adjustments                   8,574            15,235
                                            ----------        ----------
                                            (1,003,463)       (1,397,571)
                                            ----------        ----------
   Equity mortgage assets, net                  15,602            26,911
   Nonequity mortgage assets                     8,280            10,970
                                            ----------        ----------
   Total net mortgage assets                $   23,882        $   37,881
                                            ==========        ==========

         In the second quarter of 1994, the Company redeemed two series of structured financing at par and sold the related mortgage certificates for a gain of $2,554,000. At June 30, 1994, the estimated effective yield based on the total net carrying value of the Company's mortgage assets was approximately 27%. In July, the Company redeemed one series of structured financing at par and sold the related mortgage loans for net proceeds of $1,550,000.

NOTE 4 - NOTES PAYABLE SECURED BY MORTGAGE ASSETS

         The notes payable secured by mortgage assets were issued by a wholly owned limited-purpose subsidiary of the Company. The notes bear a fixed interest rate of 9.02% per year and are collateralized by all of the mortgage assets of the subsidiary and funds held by the trustee (restricted cash).

         Depending on the level of certain specified financial ratios relating to the collateral, the excess of the cash flow from the mortgage assets over the scheduled principal and interest payments is used to prepay the notes at par or is remitted to the Company for its unrestricted use. The Company expects to make a prepayment of $1,893,000 on the August 15, 1994 payment date. In addition, pursuant to the terms of the notes agreement, the Company used the net proceeds from the redemption of two series of structured financing (see Note 3) to prepay $6,550,000 of the notes in August 1994. As a result, the scheduled principal payment is reduced to $1,681,000 per quarter beginning with the August 15, 1994 payment.

         At June 30, 1994 and December 31, 1993, the net carrying value of the mortgage assets pledged and the funds held by the trustee totalled $48,274,000 and $54,459,000, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The management fees paid to Pima Mortgage L.P. (the "Manager) for the quarters and six months ended June 30, 1994 and 1993 were as follows (in thousands):

                                          Quarter          Six Months
                                       --------------    ---------------
                                        1994    1993      1994     1993
                                        ----    ----      ----     ----

    Base management fee                $  145  $  169    $  281   $  351
                                       ======  ======    ======   ======

    Administration fee                 $   64  $   65    $  129   $  130
                                       ======  ======    ======   ======

         The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of the apartment properties acquired in January 1994. Under the property management agreements, which have a current term through December 31, 1994, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units (currently 2,461) owned by the Company relative to the total apartment units (currently over 5,000) managed by the Property Manager. For the six months ended June 30, 1994, the costs allocated to the Company were $68,000 (approximately 1.1% of real estate income), which was net of an allocated credit (applicable only in 1994) of $144,000.

NOTE 6 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments." Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction. The fair value disclosure requirements do not apply to real estate investments.

         As of June 30, 1994, the aggregate fair value of the mortgage assets was estimated to approximate the net carrying value (i.e., net of structured financings) of $23,882,000. The estimated fair value is made based on the present value of the estimated net cash flows from the mortgage assets.

         The estimated fair value of other financial instruments as of June 30, 1994 approximated their carrying values.

NOTE 7 - CASH FLOW INFORMATION ON MORTGAGE ASSETS

         The Company's mortgage assets generate significant amounts of cash flows ("Net Cash Flows"). The Net Cash Flow amounts presented below are intended to illustrate (i) the amount of cash flows from the mortgage assets calculated using the current market prepayment rate estimates and short-term interest rates and (ii) the effects on the Net Cash Flow of certain changes in the prepayment rates and short-term interest rates. The calculated Net Cash Flows are not intended to predict the net Cash Flows to be received or income to be recognized by the Company or to represent amounts that will be available for distribution as dividends to stockholders. The calculated Net Cash Flows also do not reflect the required principal repayments and interest expenses on the Company's notes payable, operating expenses, other asset acquisitions by the Company, various market conditions or other factors which could materially affect the Net Cash Flows. The interest rate and prepayment assumptions described below do not purport to represent the Company's expectation of the interest rates and prepayment rates that may occur. There will be differences between the calculated Net Cash Flows and the actual Net Cash Flows received by the Company as the actual factors will be different than those set forth in the assumptions, and such differences may be material.

         The assumed interest rates relating to the variable rate structured financings associated with the Company's mortgage assets are as follows:

               Case 1 Case 2 Case 3 Case 4 Case 5 Case 6 1-Month LIBOR 3.56% 3.56% 4.56% 6.56% 6.56% 4.56% 3-Month LIBOR 3.88% 3.88% 4.88% 6.88% 6.88% 4.88%
COFI 2.93% 2.93% 3.73% 5.33% 5.33% 3.73%

         The interest rate assumptions under Case 3 and 6 are based on the actual interest rates on June 30, 1994.

         The prepayment assumptions for the Net Cash Flows for Cases 1 to 5 are used in the following manner. The actual rates are used for July 1994. The average of the estimates prepared by two investment banks for August through December 1994, as indicated in the following table, are used for those months. The prepayment rates are then assumed to change ratably from those estimates to the rates indicated in the following table (terminal rates) over the first six months of 1995, and then remain at these terminal rates thereafter. For Case 6, the rates indicated in the following table are used for all years.

                              Assumed Prepayment Rates (PSA%)
                         -----------------------------------------
 Mortgage       Coupon    8/94-            Cases
Instruments      Rate    12/94    Case 1   2,3&4   Case 5   Case 6
- -----------     ------   ------   ------   -----   ------   ------
FHLMC            9.00%      342      360     262      161      262
FHLMC            9.50       391      376     294      176      294
FHLMC           10.50       391      409     335      210      335
FHLMC           11.00       380      422     350      223      350
FHLMC           11.50       380      451     374      238      374
FNMA             8.00       194      301     205      150      205
FNMA             8.50       205      366     233      162      233
GNMA             8.00       132      191     136       85      136
GNMA             9.00       242      328     206      134      206
GNMA             9.50       330      344     250      144      250
GNMA            10.00       372      376     295      160      295
GNMA            10.50       378      399     320      181      320
GNMA            11.00       343      381     316      187      316
GNMA            11.50       337      383     317      188      317
GNMA            12.00       335      383     317      188      317
Private Sec.     9.50       391      376     294      176      294
Whole loans      9.00       342      360     262      161      262
Whole loans      9.50       391      376     294      176      294
RMA 3 & 5                   141      207     146       94      146

         The prepayment assumptions for Cases 2, 3, 4 and 6 are the averages of the long-term prepayment estimates of a number of major securities dealers as published by Knight-Ridder on June 30, 1994.

CALCULATED NET CASH FLOWS

         Below are the Net Cash Flow amounts calculated based on the assumptions described above. The amounts for 1994 include only the estimated amounts beginning with July 1994 (in thousands).

Year      Case 1    Case 2    Case 3    Case 4    Case 5    Case 6
- ----     -------   -------   -------   -------   -------   -------
1994     $ 6,727   $ 6,727   $ 6,419   $ 5,802   $ 5,802   $ 6,422
1995      10,893    11,013    10,167     8,475     8,567    10,361
1996       7,766     8,314     7,734     6,574     7,192     7,913
1997       5,513     6,288     5,892     5,106     6,145     6,032
1998       3,889     4,786     4,519     3,974     5,223     4,625
1999       2,799     3,583     3,416     3,079     4,442     3,501
2000       2,273     2,715     2,616     2,420     3,773     2,684
2001       1,624     2,284     2,227     2,118     3,231     2,233
2002       1,205     1,760     1,725     1,657     2,765     1,779
2003         906     1,399     1,374     1,323     2,341     1,416
2004-08    5,609     3,892     3,895     3,911     7,839     4,017
2009-13    4,499     8,272     8,283     8,272     9,466     8,295
2014-20    4,178     6,635     8,710    15,054    20,218     8,800
         -------   -------   -------   -------   -------   -------
Total    $57,881   $67,668   $66,977   $67,765   $87,004   $68,078
         =======   =======   =======   =======   =======   =======

PRESENT VALUE OF CALCULATED NET CASH FLOWS

         The table below sets forth the present value, on a semi-annual equivalent basis as of June 30, 1994, of the calculated Net Cash Flows using the indicated discount rates. The present value of the calculated Net Cash Flows are not necessarily indicative of the amounts which the Company could realize on a current transaction.
(In thousands.)

  Rate    Case 1    Case  2   Case  3   Case  4   Case  5   Case  6
- -------  -------   --------  --------  --------  --------  --------
   0%    $57,881    67,668    66,977    67,765    87,004    68,078
   5%     44,138    49,825    48,019    45,064    56,055    48,849
  10%     36,319    40,106    38,132    34,388    41,452    38,799
  15%     31,247    34,012    32,126    28,415    33,347    32,682
  20%     27,622    29,759    28,016    24,548    28,187    28,491
  25%     24,851    26,562    24,962    21,768    24,557    25,375
  30%     22,636    24,036    22,567    19,628    21,825    22,930
  35%     20,807    21,972    20,618    17,907    19,674    20,941
  40%     19,264    20,245    18,992    16,482    17,926    19,281

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

         On January 12, 1994, the Company acquired 17 apartment properties consisting of 2,461 units located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico for a total cost of $61,600,000. As a result, the income and cash flows for 1994 were derived from real estate investments as well as mortgage assets.

         The operating income from the apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected primarily by the strength of the local economy and the supply of and demand for new apartment properties.

         The Company's mortgage assets entitle it the right to receive the excess of the cash flow from the mortgage instruments over the cash payments required on the structured financings. They are amortizing assets and the cash flow from the mortgage assets declines over time (see Note 7 to the consolidated financial statements). Thus, without regard to changes in the yield on the mortgage assets, the amount of income on the mortgage assets will decline over time as the cash flows are received. In addition, the income and cash flows from the mortgage assets are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term interest rates reduce the income and total cash flows over the life of the mortgage assets. Prepayment rates are affected primarily by mortgage interest rates. As mortgage interest rates dropped to their lowest level in twenty years, prepayment rates have been at record levels since the middle of 1992. With the recent increase in mortgage interest rates, market prepayment rate estimates have declined; however, it is too soon to estimate the magnitude of the decline in prepayment rates and the resulting benefits to the Company. The benefits of a sustained decline in prepayment rates may be mitigated by the negative effects of an increase in short-term interest rates.

         The Company may exercise the optional redemption right for a series of structured financing if the net proceeds from selling the mortgage instruments exceed the benefits from continuing to hold the mortgage assets. In such a case, the Company will realize a higher amount of current income from the redemption but lower income in the future.

         Although the Company is required by generally accepted accounting principles to present the mortgage instruments and structured financings relating to certain mortgage assets as assets and liabilities on the consolidated balance sheet, it considers its assets to be an investment in the net cash flows. The Company is not liable in any manner for those structured financings which were issued by independent third parties. Except in limited specified circumstances, the structured financings cannot be prepaid to take advantage of any appreciation in the value of the mortgage instruments. Accordingly, the Company believes that the following summarized balance sheet data as of June 30, 1994 and December 31, 1993 provide a meaningful presentation of its assets and liabilities and are helpful for understanding the financial condition of the Company. (In thousands.)

                                              1994          1993
                                            --------      --------
ASSETS
Real estate investments, net                $ 63,396
Mortgage assets, net of
   structured financings                      23,882      $ 37,881
Unrestricted cash and
  cash equivalents                             9,164        10,407
Other assets                                   4,959         5,780
                                            --------      --------
Total Assets                                $101,401      $ 54,068
                                            ========      ========

LIABILITIES
Notes payable secured by real estate        $ 45,776
Notes payable secured by mortgage
  assets, net of funds held by trustee         8,303      $ 18,888
Unsecured notes payable                        5,848
Other liabilities                              6,610         4,232
                                            --------      --------
Total Liabilities                             66,537        23,120
STOCKHOLDERS' EQUITY                          34,864        30,948
                                            --------      --------
Total Liabilities and
  Stockholders' Equity                      $101,401      $ 54,068
                                            ========      ========

Results of Operations

         The Company had net income of $2,698,000 ($.17 per share) for the second quarter of 1994 and $3,916,000 ($.25 per share) for the first six months of 1994 compared with net losses of $2,877,000 ($.19 per share) and $14,051,000 ($.90 per share) for the same periods in 1993. The income in 1994 resulted from operating income generated by the apartments acquired in January 1994 as well as the existing mortgage assets.

         During the first six months of 1994, the net operating income from the apartments was $3,403,000 which, after deducting the interest expense, amounted to an annualized return of over 20% on the average invested equity. As a result of the high demand for apartments, the Company was able to raise the average rental rates in Tucson and Albuquerque by over 5% during 1994 while maintaining the occupancy rates. The Company expects to continue to increase the rental rates in Tucson and Albuquerque. The rental rates and the occupancy rates for the properties in Houston during the first half of 1994 were stable and are expected to remain stable in the remainder of the year.

         For the first six months of 1994, the Company accrued income on mortgage assets at an annualized yield of 24%. In the second quarter of 1994, the Company redeemed two series of structured financing at par and sold the related mortgage certificates for a gain of $2,554,000. As a result of the redemption and the regular monthly cash flows received, the net carrying value of the mortgage assets decreased by $14,000,000 during the year to $23,882,000 at June 30, 1994. Based on the current prepayment and short-term rate assumptions, the prospective yield on the mortgage assets at June 30, 1994 is approximately 27%.

         The losses for 1993 resulted primarily from the non-accrual of income on a majority of the mortgage assets and charges of $3,570,000 and $15,570,000 in the second quarter and first six months of 1993 to reduce the net carrying value of certain mortgage assets to their estimated future cash flow amount, which resulted in a zero yield.

         Interest expenses increased because of the borrowing incurred in connection with the acquisition of the apartments in January 1994.

         Operating expenses for 1994 were higher because (i) the Company accrued expenses on the stock appreciation rights as a result of the increase in the price of the Company's common stock and (ii) the expenses for 1993 had been reduced by $470,000 of legal fees reimbursement by the insurance companies relating to the class action suit settled in 1992.

Liquidity, Capital Resources and Commitments

         The Company derives its cash flows from its real estate investments and mortgage assets. Below is the summary information of the cash flows generated by real estate operations and by mortgage assets (after debt payments and before corporate operating expenses) for the quarter and six months ended June 30, 1994 (in thousands):


                                      Quarter        Six Months
                                      -------        ----------
Real estate operations:
Net operating income                  $ 1,731         $  3,403
Debt payments                          (1,351)          (2,685)
Sale of other real estate               2,228            2,228
                                      -------         --------
Net cash flow generated               $ 2,608         $  2,946
                                      =======         ========

Mortgage assets:
Income                                $ 4,405         $  6,973
Amortization of carrying value          8,980           14,000
Debt payments                          (9,673)         (11,913)
                                      -------         --------
Net cash flow generated               $ 3,712         $  9,060
                                      =======         ========

         At June 30, 1994, the Company had unrestricted cash and temporary investments of $9,164,000. In addition, the Company expects to generate net cash flow (after debt service payments on the notes payable) of $1,000,000 from its existing real estate properties and $3,200,000 from its mortgage assets in the remainder of 1994 for its unrestricted use. The Company intends to use such funds for acquisition of income-producing properties, capital improvements on existing properties and working capital. In July, the Company acquired a 220-unit apartment property in Phoenix, Arizona, for $4,500,000 and obtained a first mortgage loan of $3,500,000.

         Each of the real estate properties is pledged to secure a nonrecourse and non-cross collateralized first mortgage loan. The loans bear fixed interest rates which averaged 8.6% at June 30, 1994. The principal and interest payments on these loans are approximately $356,000 per month. In addition, the Company is required to deposit specified monthly amounts ($110,000 per month for 1994) with the lender to be used for specified capital replacement expenditures. The Company is also required to make principal and interest payments of $202,000 per month on the unsecured notes payable. At June 30, 1994, the restricted cash balance included $2,800,000 held by the lenders for capital replacement expenditures and payments of property taxes and insurance premiums.

         Structured financings are collateralized by mortgage instruments and related assets and are nonrecourse to the Company. Principal and interest payments on these financings are payable solely from the principal and interest payments from the underlying mortgage instruments. Substantially all of the Company's mortgage assets are pledged as collateral for the notes payable issued in May 1992. Depending on the level of certain specified financial ratios relating to the collateral, any cash flow from the mortgage assets pledged in excess of the scheduled principal and interest payments is used to prepay the notes at par or is remitted to the Company for its unrestricted use. The Company expects to make a prepayment of $1,893,000 on the August 15, 1994 payment date.

         In addition, the Company used the net proceeds from the redemption of two series of structured financing to prepay $6,550,000 of the notes in August 1994. As a result, the scheduled principal payment is reduced to $1,681,000 per quarter beginning with the August 15, 1994 payment.

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

                 The IRS claims that the Company did not comply with the legal requirements of Regulation Section 1.857-8 under the Internal Revenue Code with respect to the demand for certain stockholder information and, thus, failed to qualify as a real estate investment trust for those years. The Company disagrees with the revenue agent's report and has filed a protest with the District Director of the IRS challenging the Proposed Adjustment. The Company believes that it has made all of the requisite demands of its stockholders for each applicable year and has met the requirements under the Internal Revenue Code. The Company also believes that the IRS incorrectly applied the rules in Regulation section 1.857-8. The Company believes that the IRS's position is without merit and intends to vigorously defend its position.

Item 2.  Changes in Securities

                 Not applicable

Item 3.  Defaults Upon Senior Securities

                 Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                 (a) The Annual Meeting of Stockholders of the Company was held on Wednesday, June 15, 1994 at 9:00 a.m., at the Viscount Suite Hotel-Tucson, 4855 E. Broadway, Tucson, Arizona. There were 15,499,993 shares outstanding on the date of record for the annual meeting.

                 (b) The Board of Directors as listed in the May 2, 1994 proxy statement was duly elected to serve until the next annual meeting or until their successors are duly elected and ratified. The votes were as follows:


                                             FOR          WITHHELD
                                          ----------      --------
     Earl M. Baldwin                      13,466,309       444,136
     Joseph C. Chan                       13,440,118       470,327
     John J. Gisi                         13,466,903       443,542
     Jon A. Grove                         13,446,838       463,607
     Raymond L. Horn                      13,465,628       444,817
     Frederick C. Moor                    13,465,894       444,551
     Frank S. Parise, Jr.                 13,451,159       459,286

                 (c) The appointment of Deloitte & Touche as the Company's independent accountants for the fiscal year ending December 31, 1994 was ratified. The votes were as follows:

                 FOR               13,552,434
                 AGAINST              188,557
                 ABSTAIN              169,454

Item 5.  Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 None

                           * * * * * * * * * * * * *

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION





     Joseph C. Chan                            August 11, 1994
- -------------------------                    ------------------
Joseph C. Chan                                      Date
Executive Vice President,
Chief Operating Officer,
Chief Financial and
Accounting Officer