Form 10-Q
period 1994-09-30
ASR INVESTMENTS CORP
filed 1994-11-14
CIK 817383

FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1994 Commission File Number:  1-9646

                        ASR Investments Corporation
           (Exact name of Registrant as specified in its Charter)

                                   Maryland
       (State or other jurisdiction of incorporation or organization)

                                 86-0587826
                    (I.R.S. Employer Identification No.)

                 335 N. Wilmot, Suite 250, Tucson, AZ  85711
                  (Address of principal executive offices)

                               (602) 748-2111
            (Registrant's telephone number, including area code)

                             (Not applicable)
            (Former Name, former address and former fiscal year,
                        if changed since last report)


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

Common Stock (par value $.01) outstanding as of September 30, 1994:
15,499,993 shares.

                         ASR   INVESTMENTS  CORPORATION
                         Consolidated  Balance  Sheets
                 September  30,  1994  and  December  31,  1993
                            (Dollars  in  Thousands)

                                                         1994           1993
                                                      ----------    ----------
 ASSETS                                               (Unaudited)

   Real Estate Investments, at cost
      Land                                            $   13,681
      Buildings and improvements                          49,843
      Accumulated depreciation                            (1,461)
      Joint ventures and other investments                 3,157    $    3,855
      Restricted cash and deferred loan costs              4,076
                                                      ----------    ----------
      Real estate investments, net                        69,296         3,855
                                                      ----------    ----------
   Mortgage Assets
      Mortgage instruments pledged under
        structured financings and related assets         941,364     1,435,452
      Restricted cash and cash equivalents                22,005        24,306
                                                      ----------    ----------
      Total mortgage assets                              963,369     1,459,758
                                                      ----------    ----------
   Unrestricted cash and cash equivalents                  9,231        10,407
   Other assets                                              897         1,925
                                                      ----------    ----------

   Total  Assets                                      $1,042,793    $1,475,945
                                                      ==========    ==========

   LIABILITIES
   Real estate notes payable
      Secured notes payable                           $   45,912
      Unsecured notes payable                              5,381
                                                      ----------    ----------
      Total real estate notes payable                     51,293
                                                      ----------    ----------
   Mortgage asset liabilities
      Structured financings                              920,999     1,397,571
      Notes payable secured by mortgage assets            27,776        43,194
                                                      ----------    ----------
      Total mortgage asset liabilities                   948,775     1,440,765
                                                      ----------    ----------
   Other liabilities                                       5,786         4,232
                                                      ----------    ----------

   Total  Liabilities                                  1,005,854     1,444,997
                                                      ----------    ----------

   STOCKHOLDERS'  EQUITY

   Common Stock, par value $.01 per share;
       40,000,000 shares authorized;
       16,243,649 shares issued;                             162           162
   Additional paid-in-capital                            154,996       154,996
   Accumulated deficit and cumulative dividends         (115,908)     (121,899)
   Common stock in treasury, at cost; -
     743,656 shares                                       (2,311)        (2311)
                                                      ----------    ----------
   Total Stockholders' Equity                             36,939        30,948
                                                      ----------    ----------

   Total Liabilities and Stockholders' Equity         $1,042,793    $1,475,945
                                                      ==========    ==========

See  notes  to  consolidated  financial  statements.

                         ASR   INVESTMENTS  CORPORATION
                    Consolidated  Statements  of  Operations
 For  the  Quarters  and  Nine  Months  Ended  September  30,  1994  and  1993
                  (In  Thousands  Except  Per  Share  Amounts)
                                  (Unaudited)

                                              Quarters         Nine  Months
                                          ---------------    ----------------
                                          1994       1993      1994      1993
                                          ----       ----      ----      ----
 Real  Estate  Operations
 Rental income                            $3,075               $8,780
 Other income                                162                  469
                                          ------               ------
 Total  operating  income                  3,237                9,249
                                          ------               ------
 Property operating and maintenance        1,176                3,130
 Real estate taxes and insurance             345                1,000
 Depreciation                                526                1,461
                                          ------               ------
 Total  operating  expenses                2,047                5,591
                                          ------               ------
 Income  from  real  estate                1,190                3,658
                                          ------               ------
 Mortgage  Assets
 Income from mortgage assets               1,418    $1,300      5,187    $6,208
 Gain on redemption of mortgage assets     1,366                3,920
 Other interest income                       408       246      1,059       713
 Provision for reserves                             (1,016)             (16,586)
                                          ------    ------     ------    ------
 Income from mortgage assets               3,192       530     10,166    (9,665)
                                          ------    ------     ------    ------

 Operating and administrative expenses      (425)     (592)    (2,017)   (1,462)
                                          ------    ------     ------    ------

 Total operating income  (loss)            3,957       (62)    11,807   (11,127)
 Interest on real estate notes payable    (1,129)              (3,238)
 Interest on notes payable secured by
    mortgage assets                         (754)   (1,258)    (2,578)   (4,278)
                                          ------    ------     ------    ------

 Net Income (Loss)                        $2,074   ($1,320)    $5,991  ($15,405)
                                          ======    ======     ======    ======

 Net Income (Loss) Per Average Share      $ 0.13    ($0.09)    $ 0.39    ($0.99)
                                          ======    ======     ======    ======

 Average Shares Outstanding               15,500    15,507     15,500    15,537
                                          ======    ======     ======    ======

 See notes to consolidated financial statements.

                         ASR   INVESTMENTS  CORPORATION
                   Consolidated  Statements  of  Cash  Flows
  For  the  Quarters  and  Nine  Months  Ended  September  30,  1994 and  1993
                  (In  Thousands  Except  Per Share  Amounts)
                                  (Unaudited)


                                Quarters               Nine
                                                       Months
                                  1994       1993       1994        1993
 OPERATING  ACTIVITIES
 Net income (loss)                $  2,074     ($1,320)   $  5,991    ($15,405)
 Principal noncash charges
   (credits)
     Depreciation and
       amortization                    552         156       1,529         645
     Provision for reserves                      1,016                  16,586
     Other                                        (190)                    794
                                  --------    --------    --------    --------
 Cash  Provided  By
   Operations                        2,626        (338)      7,520       2,620
                                  --------    --------    --------    --------

 INVESTING  ACTIVITIES
 Purchase of real estate
   assets                           (2,350)                (65,054)
 Sale of other real estate                                   2,228
 Purchase of mortgage assets                                            (4,447)
 Reduction in net mortgage
   assets                            3,116      13,814      17,516      31,843
 (Increase) decrease in
   deferred hedging costs                       (1,105)                 (3,913)
 (Increase) decrease in other
   assets                              357      (3,719)        921      (4,332)
                                  --------    --------    --------    --------
 Cash  (Used in)  Provided
   by  Investing  Activities         1,123       8,990     (44,389)     19,151
                                  --------    --------    --------    --------

 FINANCING  ACTIVITIES
 Issuance of notes payable                                  52,178
 Payment of loan costs                                      (1,199)
 Repayment of notes payable        (11,847)     (2,104)    (16,303)    (13,582)
 (Increase) decrease in
   restricted cash                   8,201      (4,750)       (495)     (4,570)
 Stock repurchase                                                         (200)
 Payment of Dividends                             (774)                   (774)
 Increase (decrease) in other
   liabilities                         (36)                  1,512
                                  --------    --------    --------    --------
 Cash  Provided  By  (Used
   in) Financing Activities         (3,682)     (7,628)     35,693     (19,126)
                                  --------    --------    --------    --------

 Unrestricted  cash  and
   cash  equivalents
     Increase (decrease)
       during the period                67       1,024      (1,176)      2,645
     Balance - beginning of
       period                        9,164       6,720      10,407       5,129
                                  --------    --------    --------    --------
     Balance - end of period      $  9,231    $  7,744    $  9,231    $  7,774
                                  ========    ========    ========    ========

 Supplemental Disclosure of
   Cash Flow Information
 Cash paid for Company's
 interest expense                 $  1,984    $  1,206    $  5,625    $  4,102
                                  ========    ========    ========    ========

 Supplemental Disclosure of
   Noncash Activities
 Cash paid by mortgage
   instruments for principal
   and interest on structured
   financings                     $ 82,494    $256,413    $476,602    $624,168
                                  ========    ========    ========    ========

 See  notes  to  consolidated financial  statements.

                   ASR   INVESTMENTS  CORPORATION
         Consolidated  Statement  of  Stockholders'  Equity
         For  the  Nine  Months  Ended  September  30,  1994
                           (In  Thousands)
                             (Unaudited)




                                  Balance         Net       Balance
                                   1/1/94       Income      9/30/94
                                 ---------      -------    ---------

  Number  of  shares                16,244                    16,244
                                 =========                 =========

  Par Value                      $     162                 $     162
  Additional paid-in capital       154,996                   154,996
  Accumulated deficit and
    cumulative dividends          (121,899)     $ 5,991     (115,908)
  Treasury stock - at cost          (2,311)                   (2,311)
                                 ---------      -------    ---------

  Total                          $  30,948      $ 5,991    $  36,939
                                 =========      =======    =========

  See  notes  to  consolidated  financial  statements.

                         ASR INVESTMENTS CORPORATION
                 Notes to Consolidated Financial Statements
                  For the Quarter Ended September 30, 1994



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

Mortgage Assets

     The mortgage assets entitle the Company to receive the excess of the cash flow on the mortgage instruments over the required payments of the related structured financings. In December 1993, the Company reduced the net carrying value of substantially all of its mortgage assets to their estimated fair value. Beginning in 1994, the Company accrues income on all mortgage assets (regardless of the balance sheet presentation) based on the net carrying value using the prospective yield method.

Reclassification

     Certain reclassifications have been made to conform the prior year with the current year presentation.

NOTE 2 - REAL ESTATE INVESTMENTS AND RELATED NOTES PAYABLE

     Real estate investments consist primarily of seventeen apartment properties acquired on January 12, 1994. The total purchase price, including closing costs, was approximately $61,600,000 and was financed by a combination of new mortgage loans and the assumption of existing mortgage loans totalling $45,700,000, seller carryback financing of $6,500,000 and cash of approximately $9,400,000. The first mortgage loans are nonrecourse and non-cross collateralized. The principal and interest payments on the loans are approximately $356,000 per month. In addition, the Company is required to deposit specified monthly amounts ($110,000 per month for 1994) with the lenders to be used for specified capital replacement expenditures. At September 30, 1994, the restricted cash balance included $2,796,000 held by the lenders for capital replacement expenditures and payment of property taxes and insurance premiums.

     The seller carryback notes are unsecured notes and bear a fixed interest rate of 7.5%. The principal balance on the notes is amortized over a three-year period ending on February 1, 1997 with monthly principal and interest payments of $202,000.

     The table on the following page contains certain information on the apartments owned directly by the Company as of September 30, 1994.


                                                ASR   INVESTMENTS  CORPORATION
                                        NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                     For  the  Nine  Months  Ended  September  30,  1994
                                                         (UNAUDITED)


                                                         Book Value at Sept. 30, 1994            9/30/93             9/30/93
                                                        ------------------------------  -----------------------  ----------------
                                                                                          Rental Rates           Rates
                                                                                        ---------------
                      Year    of      Total    Sq. Ft./                Per      Per      Per      Per    Occu-    Per     Occu-
 Property            Built  Units    Sq. Ft.     Unit     Total        Unit    Sq. Ft.   Unit   Sq. Ft.  pancy   Sq. Ft.  pancy
- --------------------------- -------------------------- -------------------------------  -----------------------  ----------------
 TUCSON,  ARIZONA
 Acacia Hills         1986     64     34,577     540   $ 1,333,387   $20,834   $38.56    $405   $0.75     96%    $0.67    97%
 Casa Del Norte       1984     84     44,120     525     1,836,153    21,859    41.62     410    0.78     96%     0.73    97%
 Desert Springs       1985    248    146,240     590     5,804,486    23,405    39.69     407    0.69     95%     0.62    93%
 Landmark             1986    176    112,749     641     4,542,440    25,809    40.29     404    0.63     93%     0.58    92%
 Park Terrace         1986    176    101,944     579     3,495,613    19,861    34.29     405    0.70     95%     0.64    89%
 Park Village         1985     60     32,388     540       775,934    12,932    23.96     372    0.69     96%     0.62    88%
 Posada Del Rio       1980    160     99,280     621     3,473,167    21,707    34.98     416    0.67     96%     0.59    97%
 South Point          1984    144     76,082     528     2,416,539    16,782    31.76     354    0.67     96%     0.62    95%
                            -------------------------------------------------------------------------------------------------
 Total Tucson               1,112    647,380     582    23,677,719    21,293    36.57     399    0.69     95%     0.62    93%
                            -------------------------------------------------------------------------------------------------
 HOUSTON,  TEXAS
 Clear Lake Falls     1980     90    105,208   1,169     4,162,032    46,245    39.56     783    0.67     94%     0.67    93%
 The Gallery          1968    101     77,037     763     2,246,684    22,244    29.16     481    0.63     90%     0.63    94%
 Memorial Bend        1967    124    116,804     942     2,543,107    20,509    21.77     518    0.55     90%     0.53    97%
 Nantucket Square II  1983    106    151,406   1,428     3,644,705    34,384    24.07     728    0.51     92%     0.49    84%
 Prestonwood          1978    156    149,204     956     3,591,326    23,021    24.07     478    0.50     86%     0.49    93%
 Riviera Pines        1979    224    160,608     717     4,299,618    19,195    26.77     452    0.63     97%     0.61    97%
                            -------------------------------------------------------------------------------------------------
 Total Houston                801    760,267     949    20,487,472    25,577    26.95     545    0.57     92%     0.56    94%
                            -------------------------------------------------------------------------------------------------
 ALBUQUERQUE,  NEW
 MEXICO
 Dorado Terrace       1986    216    129,200     598     6,885,904    31,879    53.30     496    0.83     93%     0.77    95%
 Villa Serena         1986    104     69,816     671     3,502,506    33,678    50.17     544    0.81     95%     0.74    93%
 Whispering Sands     1986    228    179,880     789     7,509,064    32,934    41.74     521    0.66     93%     0.62    95%
                            -------------------------------------------------------------------------------------------------
 Total Albuquerque            548    378,896     691    17,897,474    32,660    47.24     516    0.75     93%     0.69    95%
                            -------------------------------------------------------------------------------------------------

 TOTAL / AVERAGE            2,461  1,786,543     726   $62,062,665   $25,028   $34.48    $472   $0.65     94%    $0.61    94%
                            =================================================================================================

NOTE 3 - MORTGAGE INSTRUMENTS AND RELATED ASSETS
         PLEDGED UNDER STRUCTURED FINANCINGS

     Below is the net investment in the mortgage assets at September 30, 1994 and December 31, 1993 (in thousands):

                                      1994           1993
                                   ----------     ----------
   Mortgage assets
     Principal balance             $  901,705     $1,333,165
     Accrued interest                   7,820         11,790
     Cash held by trustee              25,070         79,527
     Nonequity mortgage assets          6,769         10,970
                                   ----------     ----------
                                      941,364      1,435,452
                                   ----------     ----------
   Structured financings
     Principal balance             (  915,523)    (1,395,737)
     Accrued interest              (   11,841)    (   17,069)
     Valuation adjustments              6,365         15,235
                                   ----------     ----------
                                   (  920,999)    (1,397,571)
                                   ----------     ----------
   Total net mortgage assets       $   20,365     $   37,881
                                   ==========     ==========

     During the third quarter of 1994 and the nine months ended September 30, 1994, the Company had a gain of $1,366,000 and $3,920,000 from the exercise of call rights on mortgage assets and the sale of the underlying mortgage collateral. At September 30, 1994, the estimated effective yield based on the total net carrying value of the Company's mortgage assets was approximately 27%.

NOTE 4 - NOTES PAYABLE SECURED BY MORTGAGE ASSETS

     The notes payable secured by mortgage assets were issued by a wholly owned, limited-purpose subsidiary of the Company. The notes bear a fixed interest rate of 9.02% per year and are collateralized by all of the mortgage assets of the subsidiary and funds held by the trustee (restricted cash).

     Depending on the level of certain specified financial ratios relating to the collateral, the excess of the cash flow from the mortgage assets over the scheduled principal and interest payments is used to prepay the notes at par or is remitted to the Company for its unrestricted use. The Company is also required to use the net proceeds from the redemption of mortgage assets pledged to prepay the notes. During the third quarter of 1994, the Company made prepayments of $9,380,000 using the net proceeds from the redemption of the mortgage assets in 1994. As a result of the prepayments made, the scheduled principal payment is $1,614,000 per quarter beginning with the November 15, 1994 payment.

     At September 30, 1994 and December 31, 1993, the net carrying value of the mortgage assets pledged and the funds held by the trustee totalled $37,899,000 and $54,459,000, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

    Pima Mortgage L.P. (the "Manager"), manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1994. The Management fees paid to the Manager for the quarters and nine months ended September 30, 1994 and 1993 were as follows (in thousands):

                                  Quarter           Nine Months
                              ----------------    ----------------
                               1994      1993      1994      1993
                              ------    ------    ------    ------

     Base management fee      $  142    $  154    $  423    $  505
                              ======    ======    ======    ======

     Administration fee       $   60    $   60    $  189    $  190
                              ======    ======    ======    ======

     The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment properties acquired in January 1994. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units (currently 2,461) owned by the Company relative to the total apartment units managed by the Property Manager. For the nine months ended September 30, 1994, the costs allocated to the Company were $95,000 (approximately 1% of real estate operating income), which was net of an allocated credit (applicable only in
1994) of $221,000.

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

     As of September 30, 1994, the aggregate fair value of the mortgage assets was estimated to approximate the net carrying value (i.e., net of structured financings) of $20,365,000. The estimated fair value is based on the present value of the estimated net cash flows from the mortgage assets. The estimated fair value of other financial instruments as of September 30, 1994 approximated their carrying values.


NOTE 7 - CASH FLOW INFORMATION ON MORTGAGE ASSETS

     The Company's mortgage assets generate significant amounts of cash flows ("Net Cash Flows"). The Net Cash Flow estimates presented below are intended to illustrate (i) the amount of cash flows from the mortgage assets calculated using the various market prepayment rate estimates and short-term interest rates and (ii) the effects on the Net Cash Flow of certain changes in the prepayment rates and short-term interest rates. The Calculated Net Cash Flows are not intended to predict the net Cash Flows to be received or income to be recognized by the Company or to represent amounts that will be available for distribution as dividends to stockholders. The Calculated Net Cash Flows also do not reflect required principal and interest payments on the Company's notes payable or operating expenses. Various market conditions or other factors could materially affect the Net Cash Flows. The interest rate and prepayment assumptions described below do not purport to represent the Company's expectation of the interest rates and prepayment rates that may occur. There will be differences between the Calculated Net Cash Flows and the actual Net Cash Flows received by the Company as the actual factors will be different than those set forth in the assumptions, and such differences may be material.

     The assumed interest rates relating to the variable rate structured financings associated with the Company's mortgage assets are as follows:

               Case 1   Case 2   Case 3   Case 4   Case 5   Case 6
               ------   ------   ------   ------   ------   ------
1-Month LIBOR   4.06%    4.06%    5.06%    7.06%    7.06%    5.06%
3-Month LIBOR   4.50%    4.50%    5.50%    7.50%    7.50%    5.50%
COFI            3.15%    3.15%    3.95%    5.55%    5.55%    3.95%

     The interest rate assumptions under Case 3 and 6 are based on the actual interest rates on September 30, 1994.

     The prepayment assumptions for the Net Cash Flows for Cases 1 through 5 are used in the following manner. The actual rates are used for October 1994. The average of the estimates prepared by two investment banks for November 1994 through March 1995, as indicated in the following table, are used for those months. The prepayment Terminal Rates are then assumed to change ratably from those estimates to the rates indicated in the following table over the next six months of 1995, and then remain at these terminal rates thereafter. For Case 6, the Terminal Rates are used for all periods.

                              Assumed Prepayment Rates (PSA%)
 Mortgage       Coupon   11/94-            Cases
Instruments      Rate     3/95    Case 1   2,3&4   Case 5   Case 6
- -----------     ------   ------   ------   -----   ------   ------
FHLMC            9.00%      248      306     215      146      215
FHLMC            9.50       305      309     241      150      241
FHLMC           10.50       326      335     268      172      268
FHLMC           11.00       321      418     338      221      338
FNMA             8.00       165      233     175      135      175
FNMA             8.50       203      276     193      142      193
GNMA             8.00       118      158     123       77      123
GNMA             9.00       173      244     158      112      158
GNMA             9.50       246      275     190      124      190
GNMA            10.00       262      298     230      134      230
GNMA            10.50       308      341     269      161      269
GNMA            11.00       303      355     287      179      287
GNMA            11.50       295      355     287      179      287
GNMA            12.00       296      355     287      179      287
Whole loans      9.00       248      306     215      146      215
Whole loans      9.50       305      309     241      150      241
RMA 3 & 5                   125      169     131       85      131

     The prepayment assumptions for Cases 2, 3, 4 and 6 are the averages of the long-term prepayment estimates of a number of major securities dealers as published by Knight-Ridder on September 30, 1994.

CALCULATED NET CASH FLOWS

     Below are the Net Cash Flow amounts calculated based on the assumptions described above. The amounts for 1994 include only the estimated amounts beginning with October 1994 (in thousands).

Year      Case 1    Case 2    Case 3    Case 4    Case 5    Case 6
- ----     -------   -------   -------   -------   -------   -------
1994     $ 3,163   $ 3,163   $ 3,069   $ 2,883   $ 2,880   $ 3,067
1995      10,035    10,069     9,246     7,602     7,616     9,320
1996       7,526     7,881     7,293     6,118     6,425     7,395
1997       5,602     6,200     5,783     4,947     5,585     5,863
1998       4,178     4,907     4,600     3,991     4,829     4,663
1999-03    9,341    12,609    12,079    11,015    15,927    12,250
2004-08    4,369     4,400     4,298     4,111     7,519     4,350
2009-13    6,713     8,659     8,721     8,824     9,156     8,739
2014-20    6,793     9,075    11,513    18,802    23,244    11,582
- ----     -------   -------   -------   -------   -------   -------
Total    $57,720   $66,963   $66,602   $68,293   $83,181   $67,229
         =======   =======   =======   =======   =======   =======


PRESENT VALUE OF CALCULATED NET CASH FLOWS

     The table below sets forth the present value of the calculated Net Cash Flows as of September 30, 1994 using the indicated discount rates. (In thousands.)

  Rate    Case 1    Case 2    Case 3    Case 4    Case 5    Case 6
- -------  -------   -------   -------   -------   -------   -------
   0%    $57,720    66,963    66,602    68,293    83,181    67,229
   5%     42,504    48,056    46,355    43,708    52,232    46,824
  10%     34,479    38,240    36,288    32,630    38,114    36,666
  15%     29,584    32,343    30,445    26,730    30,560    30,760
  20%     26,232    28,359    26,587    23,071    25,898    26,858
  25%     23,737    25,432    23,792    20,522    22,690    24,029
  30%     21,773    23,155    21,636    18,603    21,846    22,930
  35%     20,169    21,314    19,902    17,080    18,454    21,846
  40%     18,824    19,785    18,467    15,832    16,956    18,636

ITEM II - Management Discussion and Analysis of Financial Condition and Results of Operations

General

     In early 1993, the Company determined to become an apartment real estate investment trust and invest all of its available funds in apartments. The Company holds its existing mortgage assets as cash investments and uses the net cash flows to fund its apartment acquisitions.

     On January 12, 1994, the Company acquired 17 apartment properties containing 2,461 units located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico for a total cost of $61,600,000. As a result, the income and cash flows for 1994 were derived from real estate investments as well as mortgage assets.

     The operating income from the apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected primarily by the strength of the local economy and the supply of and demand for new apartment properties.

     The Company's mortgage assets entitle it to the right to receive the excess of the cash flow from the mortgage assets over the cash payments required on the structured financings. They are amortizing assets and the cash flow from the mortgage assets declines over time (see Note 7 to the consolidated financial statements). Thus, without regard to changes in the yield on the mortgage assets, the amount of income on the mortgage assets will decline over time as the cash flows are received. In addition, the income and cash flows from the mortgage assets are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term interest rates reduce the income and total cash flows over the life of the mortgage assets. Prepayment rates are affected primarily by mortgage interest rates. As mortgage interest rates dropped to their lowest level in twenty years, prepayment rates have been at record levels since the middle of 1992. With the recent increase in mortgage interest rates, market prepayment rate estimates have declined; however, it is too soon to estimate the magnitude of the decline in prepayment rates and the resulting benefits to the Company. The benefits of a sustained decline in prepayment rates may be mitigated by the negative effects of an increase in short-term interest rates.

     The Company may exercise the optional redemption right for a series of structured financing if the net proceeds from selling the mortgage instruments exceed the benefits from continuing to hold the mortgage assets.


     Although the Company is required by generally accepted accounting principles to present the mortgage instruments and structured financings relating to certain mortgage assets as assets and liabilities on the consolidated balance sheet, it considers its assets to be an investment in the net cash flows. The Company is not liable in any manner for those structured financings which were issued by independent third parties.
Except in limited specified circumstances, the structured financings cannot be prepaid to take advantage of any appreciation in the value of the
mortgage instruments.   Accordingly, the Company believes that the following
summarized balance sheet data as of September 30, 1994 and December 31, 1993 provide a meaningful presentation of its assets and liabilities and are helpful for understanding the financial condition of the Company. (In thousands.)
                                               1994        1993
                                             --------    --------
ASSETS
Real estate investments, net                 $ 69,296
Mortgage assets, net of
   structured financings                       20,365    $ 37,881
Unrestricted cash and
  cash equivalents                              9,231      10,407
Other assets                                      897       5,780
                                             --------    --------
Total Assets                                 $ 99,789    $ 54,068
                                             ========    ========

LIABILITIES
Notes payable secured by real estate         $ 45,912
Unsecured notes payable                         5,381
Notes payable secured by mortgage
  assets (net of funds held by trustee
  of $22,005 and $24,306)                       5,771    $ 18,888
Other liabilities                               5,786       4,232
                                             --------    --------
Total Liabilities                              62,850      23,120
STOCKHOLDERS' EQUITY                           36,939      30,948
                                             --------    --------
Total Liabilities and
  Stockholders' Equity                       $ 99,789    $ 54,068
                                             ========    ========

Results of Operations

     The Company had net income of $2,074,000 ($.13 per share) for the third quarter of 1994 and $5,991,000 ($.39 per share) for the first nine months of 1994 compared with net losses of $1,320,000 ($.09 per share) and $15,405,000 ($.99 per share) for the same periods in 1993. The income in 1994 resulted from operating income generated by the apartments acquired in January 1994 as well as the existing mortgage assets.

     During the first nine months of 1994, the net operating income (before depreciation) from the apartments was $5,119,000 which, after deducting the interest expense, amounted to an annualized return of approximately 18% on the average invested equity. As a result of the high demand for apartments, during the nine months ended September 30, 1994, the rental rates in the Company's apartment properties increased by 8.7% in Tucson, 2.2% in Albuquerque and 1.8% in Houston while maintaining the occupancy rates.

     For the first nine months of 1994, the Company accrued income on mortgage assets at an average annualized yield of 25%. During the third quarter of 1994 and the nine months ended September 30, 1994, the Company had a gain of $1,366,000 and $3,920,000 from the exercise of call rights on mortgage assets and the sale of underlying mortgage collateral. Based on current prepayment and short-term rate assumptions, the prospective yield on the mortgage assets at September 30, 1994 is approximately 27%.

     The losses for 1993 resulted primarily from the non-accrual of income on a majority of the mortgage assets and charges of $1,016,000 and $16,586,000 in the third quarter and first nine months of 1993 to reduce the net carrying value of certain mortgage assets to their estimated future cash flow amount, which resulted in a zero yield.

     Other interest income of $408,000 and $1,059,000 for the quarter and nine months ended September 30, 1994 increased from the same periods in 1993 as a result of higher interest rates and higher cash balances in 1994.

     Real estate interest expense increased because of the borrowing incurred in connection with the acquisition of the apartments in January 1994. Interest expense related to mortgage assets decreased due to a decrease in the balance of the related note.

     Operating expenses for the first nine months of 1994 were higher because (i) the Company accrued expenses on the stock appreciation rights as a result of the increase in the price of the Company's common stock and (ii) the expenses for 1993 had been reduced by $470,000 of legal fees reimbursement by the insurance companies relating to the class action suit settled in 1992.

Liquidity, Capital Resources and Commitments

     The Company derives its cash flows from its real estate investments and mortgage assets. The Company has adopted a strategy of investing its cash flows in additional apartments. During the quarter and nine months ended September 30, 1994, the Company generated net cash flows from the mortgage assets (after debt service payments) of $2,309,000 and $8,707,000.

     At September 30, 1994, the Company had unrestricted cash and temporary investments of $9,231,000. The Company intends to use such funds for acquisition of apartments, capital improvements on existing properties and working capital.

    Each of the real estate properties is pledged to secure a nonrecourse and non-cross collateralized first mortgage loan. The loans bear fixed interest rates which averaged 8.6% at September 30, 1994. The principal and interest payments on these loans are approximately $356,000 per month. In addition, the Company is required to deposit specified monthly amounts ($110,000 per month for 1994) with the lender to be used for specified capital replacement expenditures. The Company is also required to make principal and interest payments of $202,000 per month on the unsecured notes payable. At September 30, 1994, the restricted cash balance included $2,796,000 held by lenders for capital replacement expenditures and payments of property taxes and insurance premiums.

     Structured financings are issued by independent third parties and are collateralized by mortgage instruments and related assets. The Company is not liable for the financings. Principal and interest payments on these financings are payable solely from the principal and interest payments from the underlying mortgage instruments. Depending on the level of certain specified financial ratios relating to the collateral, any cash flow from the mortgage assets pledged in excess of the scheduled principal and interest payments is used to prepay the notes at par or is remitted to the Company for its unrestricted use. The Company is also required to use the net proceeds from the redemption and sale of mortgage assets to prepay the notes. The Company made prepayments of $9,380,000 during the third quarter of 1994 using net proceeds from the redemption of the mortgage assets. As a result, the scheduled principal payment is $1,614,000 per quarter beginning with the November 15, 1994 payment.

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

                              PART II

                          OTHER INFORMATION


Item 1.  Legal Proceedings

          In September 1994, the Internal Revenue Service (IRS) withdrew its proposed adjustment of taxes due of $13,834,000 for 1989, 1990, and 1991. The IRS made the proposed adjustment in March of 1994 following a routine audit of the Company. The audits for those years have been completed and no other proposed adjustments have been made.

Item 2.  Changes in Securities  -  Not applicable

Item 3.  Defaults Upon Senior Securities  -  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders  -  Not applicable

Item 5.  Other Information  -  Not applicable

Item 6.  Exhibits and Reports on Form 8-K  -

                        * * * * * * * * * * * * * * *

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION






/s/ Mary C. Swanton                     /s/ Joseph C. Chan
- -------------------------               -------------------------
Mary C. Swanton                         Joseph C. Chan
Controller                              Executive Vice President,
November 14, 1994                       Chief Operating Officer,
                                        Chief Financial and
                                        Accounting Officer
                                        November 14, 1994