Form 10-K405
ASR INVESTMENTS CORP
filed 1995-03-30
CIK 817383

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1994      Commission file number: 1-9646
                           -----------------                              ------

                         ASR INVESTMENTS CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Maryland                                 86-0587826
------------------------------------------------------  -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

335 North Wilmot
Suite 250, Tucson, Arizona                                         85711
------------------------------------------------------  -----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (520) 748-2111
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, par value $.01 per share               American Stock Exchange
--------------------------------------------  ---------------------------------
        Title of each class                     Name of each exchange on which
                                                          registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1994, 15,799,296 shares of ASR Investments Corporation common stock were outstanding, and the aggregate market value of the 15,233,275 shares held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange) was approximately $52,364,383. Shares of Common Stock held by each officer and director of the Company and the Manager have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 30, 1995, are incorporated by reference into Part III.






                              TABLE OF CONTENTS

                                                                                                             Page
PART I

  Item 1.              Business                                                                                3
  Item 2.              Properties                                                                             28
  Item 3.              Legal Proceedings                                                                      28
  Item 4.              Submission of Matters to a Vote of Security Holders                                    28

PART II

  Item 5.              Market for the Registrant's Common Equity and Related Stockholder Matters              28
  Item 6.              Selected Financial Data                                                                29
  Item 7.              Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                             29
  Item 8.              Financial Statements and Supplementary Data                                            32
  Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosure                                                                             32

PART III

  Item 10.             Directors and Executive Officers of the Registrant                                     33
  Item 11.             Executive Compensation                                                                 33
  Item 12.             Security Ownership of Certain Beneficial Owners and Management                         33
  Item 13.             Certain Relationships and Related Transactions                                         33

PART IV

  Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                        33

SIGNATURES                                                                                                    35

FINANCIAL STATEMENTS                                                                                         F-1







                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

    ASR Investments Corporation (the "Company") owns apartment communities and Mortgage Assets as described herein. At December 31, 1994, the Company owned 17 multifamily apartment communities, containing 2,461 apartment units, located in Tucson, Arizona, Houston, Texas and Albuquerque, New Mexico acquired at a total cost (including closing expenses) of approximately $61.6 million. The purchase was financed by the assumption of two existing first mortgage loans totaling $7.1 million, 15 new first mortgage loans totaling $38.6 million, seller carryback notes of $6.5 million, and $9.4 million of cash from working capital. Each of the properties is owned by a newly formed, special purpose subsidiary which is wholly owned by the Company or one of its subsidiaries. The first mortgage loans generally are non-recourse obligations of the subsidiary or the Company.

    At December 31, 1994, the Company also owned joint ventures four apartment communities, containing 928 apartment units, located in Phoenix and Tucson, Arizona. The properties were purchased for approximately $23.6 million and were financed by new first mortgage loans totaling $15.6 million. The Company invested $1,364,000 equal to 15% of the ventures equity and will receive 15% to 51% of its profits and cash flows.

    In February 1995, the Company acquired 222 apartment units in Phoenix, Arizona for $5.7 million with $3.8 million of first mortgage financing and the balance from working capital. In addition, the Company invested $400,000 for a 15% interest in a joint venture which acquired 163 apartment units in Phoenix.

    At December 31, 1994, the net book value of the company's Mortgage Assets was approximately $19 million. In early 1993, the Company determined to shift its focus to the ownership of apartment communities from the ownership of Mortgage Assets commonly called residual interests. The Company does not currently plan to acquire additional Mortgage Assets. Instead, the Company plans to utilize its available funds to acquire additional apartment communities. The Company may continue to hold its Mortgage Assets and to invest the cash flow generated thereby in apartment communities or to sell such Mortgage Assets and reinvest the proceeds thereof in additional apartment communities.

    Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors, pursuant to the terms of a management agreement. The Company also has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its current apartment properties.

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

    The principal executive offices of the Company and the Manager are located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711, telephone number (520) 748-2111. Unless the context otherwise requires, the term Company means ASR Investments Corporation and its subsidiaries.


                      OPERATING POLICIES AND STRATEGIES

REAL ESTATE ACTIVITIES

Introduction

    The Company has developed various business objectives and operating, acquisition, financing and investment strategies and policies relative to its real estate activities. These policies and strategies have been determined by the directors of the Company and may be amended or revised from time to time at the discretion of the directors without a vote of the stockholders of the Company.

Business Objectives

    The Company's current business objectives are to increase the cash flow and value of its existing portfolio of apartment communities and to acquire additional communities.

Investment Policies

    The Company's current portfolio consists of apartment communities in the Southwestern region of the United States and investments in joint ventures that own apartment communities. The Company intends to continue to focus on apartment communities in this region. However, future investments, including the activities described below, are not limited (as to percentage of assets or otherwise) to any geographic area or any specific type of property. In this regard, the Company may expand its current geographic focus and may acquire other types of income-producing properties including hotels, motels, shopping centers and office buildings.

    The Company believes that attractive opportunities continue to be available to acquire apartment communities. The Company may enter into agreements to acquire newly developed properties upon completion or upon achievement of certain specified occupancy rates. The Company may also develop new apartment communities for its own account or through joint ventures with others.

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

    While the Company will emphasize equity real estate investments in properties, it may, in its discretion, invest in mortgages and other real estate interests or make loans secured by mortgages on or interests in real estate properties. Its investments in mortgages may include participating or convertible mortgages if the Company concludes that it may benefit from the cash flow and/or any appreciation potential in the value of the property. Such mortgages may be similar to equity participations.

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

Future Acquisitions

    The Company believes that significant opportunities continue to exist to purchase additional income-producing properties. The Company believes the reduced availability of financing for real estate and the liquidity problems experienced by a significant number of real estate owners and developers has led to favorable pricing for buyers of income-producing properties and a limited supply of new construction relative to increasing demand. The Company will attempt to take advantage of these favorable conditions by continuing to acquire or develop income-producing properties at attractive prices.

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

    In acquiring or developing apartment properties in the future, the Company generally will seek properties that (a) are available at prices below estimated replacement cost after initial renovations and improvements, or can be developed at a cost that is below the estimated value upon completion, (b) are well-located in their markets and (c) are capable of enhanced performance through intensive asset management and cosmetic improvements.

Operating Strategies

    The Company's operating strategies are to (i) achieve and maintain high occupancy and increase rental rates through effective leasing, reducing turnover rates and providing quality maintenance and services to maximize tenant satisfaction; (ii) manage operating expenses and achieve cost reductions through operating efficiencies and economies of scale generally inherent in the management of a large property portfolio in a specific region; and (iii) emphasize regular programs of repairs and capital improvements to enhance the properties' competitive advantages in their respective markets.

Financing Policies

    The Company intends to finance acquisitions with the most appropriate sources of capital, which may include undistributed funds from operations, the issuance of equity securities, the sale of assets, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

    The Company also may incur indebtedness for purposes other than the acquisition of properties when the Company believes it is advisable to do so. For short-term purposes, the Company, from time to time, may arrange for short-term borrowings from banks or in the commercial paper market or otherwise. The Company also may arrange for long-term borrowings from institutional lenders or through public or private offerings or other means. The Company has no commitments from anyone with respect to any such borrowings, and there is no assurance that any such borrowings will be available.

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

Policies with Respect to Other Activities

    The Company may, but does not presently intend to, make investments other than as previously described. The Company has authority to offer its Common Shares or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its Common Shares or any other securities and may engage in such activities in the future. The Company also may in the future make loans to joint ventures in which it participates. The Company will not engage in trading, underwriting or the agency distribution or sale of securities of other issuers. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances applicable to the Company, changes in the Code (or changes in the regulations promulgated under the Code), the Company determines that it is no longer in the best interests of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company without the vote of the stockholders.

Property Management

    The Company has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current apartment communities. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1995, was approved by the Unaffiliated Directors. Under each agreement, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the maximum limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 5,000 apartment units, including those owned by the Company.

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

    Each of the current properties is operated by a staff, including a resident manager and a maintenance and apartment preparation staff. Policies and procedures utilized at the property sites follow established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. As a result of active onsite management and strict prospective tenant qualification standards, the Company expects to experience low rent loss to delinquencies or early lease terminations.

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


Current Properties

    As of December 31, 1994, the Company had investments in 21 apartment communities consisting of 3,389 units located in Arizona, New Mexico and Texas. All of the apartment communities are owned directly by the Company with the exception of four which are owned through joint ventures with affiliates of Citicorp.

    The apartment communities are "garden apartments" (two to three story apartments with ground level parking) with recreational facilities such as pools and clubhouses. They are well maintained and landscaped and are targeted at providing an attractive lifestyle at low to moderate rents. Average monthly rent at year end was $477 per month, with community averages ranging from $354 to $783.



    The following table set forth certain information regarding the Company's existing properties. The table does not reflect the value of the Company's investments.



                                                            Asset Carrying Value                            Weighted Average
                                                    ------------------------------------             ------------------------------
                                                                                                        Monthly Rent      Average
                                                                             Per                           12/31         Occupancy
                     Year     No. Of        Avg.                       -------------------   Related   --------------  -------------
                    Built      Units        Size          Amount         Unit     Sq. Ft.     Debt      1994    1993    1994   1993
                   --------  ---------  ------------  ---------------  --------  ---------  ---------  ------  ------  ------ ------
                                         (Sq. Ft.)        (000s)        (000s)               (000s)
Wholly-Owned
  Apartments

  Tucson,
    Arizona

    Acacia
      Hills....      1986         64           540    $      1,327      $20.8     $38.37    $ 1,037    $421    $373     96%     95%
    Casa del
      Norte....      1984         84           525            1,849      22.0      41.92      1,387     410     383     94%     94%
    Desert
      Springs..      1985        248           590            5,785      23.3      39.56      4,647     419     371     96%     95%
    Landmark...      1986        176           641            4,564      25.9      40.48      3,067     410     372     94%     92%
    Park
      Terrace..      1986        176           579            3,490      19.8      34.24      2,721     405     376     93%     93%
    Park
      Village..      1985         60           540              780      13.0      24.07        593     372     351     95%     95%
    Posada del
      Rio......      1980        160           621            3,474      21.7      35.00      1,620     434     379     97%     97%
    South Point      1984        144           528            2,407      16.7      31.63      1,876     354     333     94%     95%
                           ---------    ----------  ---------------  --------  ---------  ---------  ------  ------  ------  ------
        Total
         Tucson
           ....                1,112           582           23,676      21.3      36.58     16,948     406     368     95%     94%
                           ---------    ----------  ---------------  --------  ---------  ---------  ------  ------  ------  ------

  HOUSTON,
    TEXAS

    Clear Lake
      Falls....      1980         90         1,169            4,168      46.3      39.61      3,152     783     760     92%     94%
    The Gallery      1968        101           763            2,496      24.7      32.40      1,655     481     481     90%     92%
    Memorial
      Bend.....      1967        124           942            2,560      20.6      21.92      1,939     528     518     94%     88%
    Nantucket
      Square...      1983        106         1,428            3,639      34.3      24.04      2,777     728     700     92%     84%
    Prestonwood      1978        156           956            3,595      23.0      24.10      2,489     478     469     92%     89%
    Riviera
      Pines....      1979        224           717            4,305      19.2      26.80      3,295     452     437     95%     96%
                           ---------    ----------  ---------------  --------  ---------  ---------  ------  ------  ------  ------
        Total
         Houston
          .....                  801           949           20,763      25.9      27.31     15,307     543     532     93%     91%
                           ---------    ----------  ---------------  --------  ---------  ---------  ------  ------  ------  ------

  ALBUQUERQUE,
    N.M.

    Dorado
      Terrace..      1986        216           598            6,867      31.8      53.13      5,254     508     479     94%     93%
    Villa
      Serena...      1986        104           671            3,480      33.5      49.85      2,702     544     517     95%     94%
    Whispering
      Sands....      1986        228           789            7,483      32.8      41.60      5,614     521     505     92%     93%
                           ---------    ----------  ---------------  --------  ---------  ---------  ------  ------  ------  ------
        Total
          Albuq
          uerque
          .....                  548           691           17,830      32.5      47.05     13,570     520     497     93%     93%
                           ---------    ----------  ---------------  --------  ---------  ---------  ------  ------  ------  ------

    Restricted
      cash &
      deferred
      loan
      fees.....                                                           0.7       0.00
                           ---------    ----------  ---------------  --------  ---------
    Total owned
      apartments
      .........                2,461           726           66,506  $   26.0  $   34.86  $  45,825  $  477  $  450     94%     93%
                           =========    ==========  ===============  ========  ========== =========  ======  ======= ======  ======
  Investments
    in Joint
    Ventures...                  928           682            1,364
                                        ==========
  Other real
    estate
    investments                                               5,186
  Unsecured
    real estate
    debt.......                                                                               4,868
                          -----------               ---------------                       ---------
  Total Real
    Estate
    Assets.....                3,389                $        73,056                       $  50,693
                          ===========               ===============                       =========

JOINT VENTURE
  APARTMENTS

  TUCSON,
    ARIZONA

    Woodridge..                  204           579  $         4,935  $   24.2  $   41.79  $   2,826
    The Woods..                  360           658           10,367      28.8      43.79      6,850

  PHOENIX,
    ARIZONA
    Candelero..                  220           842            4,528      20.6      24.44      3,479
    Rancho
      Encanto..                  144           643            3,944      27.4      42.60      2,489
                           ---------    ----------  ---------------  --------  ---------  ---------
  Total joint
    venture
    apartments.                  928           682  $        23,774  $   25.6  $   37.58  $  15,644
                           =========    ==========  ===============  ========  =========  =========

INFORMATION RESPECTING MORTGAGE ASSETS

Introduction

    The Company owns Mortgage Assets entitling the Company to receive cash flow on Mortgage Instruments including residential mortgage loans ("Mortgage Loans") and mortgage certificates representing interests in pools of mortgage loans ("Mortgage Certificates") after required payments on Structured Financings as described herein to which they relate. Structured Financings include mortgage-collateralized bonds ("Bonds" or "CMOs"), mortgage pass-through certificates ("Pass-Through Certificates" or "MPCs"), or other mortgage securities and include Structured Financings issued by the Company, by subsidiaries of the Company or by other entities ("Issuers"). Mortgage Assets include interests which are treated for federal income tax purposes as interests in real estate mortgage investment conduits ("REMICs") under the Code.

    The Company's Mortgage Assets generate net cash flows ("Net Cash Flows") which result primarily from (a) the favorable spread between the interest rates on the Mortgage Instruments securing or underlying the Structured Financings and the interest rates of the Structured Financings classes; (b) reinvestment income in excess of the amount thereof required to be applied to pay the Structured Financings; and (c) any amounts available from prepayments on the Mortgage Instruments that are not necessary for the payments on the Structured Financings. The revenues received by the Company are derived from the Net Cash Flows received directly by the Company, the Net Cash Flows received by subsidiaries of the Company and paid to the Company as dividends and the Net Cash Flows received by partnerships and trusts in which the Company has an interest to the extent of distributions to the Company as owner of such interest.

    The Manager has entered into a subcontract (the "Subcontract Agreement") with American Southwest Financial Services, Inc. ("ASFS") pursuant to which ASFS performs certain services for the Manager in connection with the administration of Structured Financings relating to the Company's Mortgage Assets. See "Business Management Agreement -- The Subcontract Agreement."


Current Mortgage Assets

    The following table sets forth certain general information relating to the ownership of the Mortgage Assets by the Company as of December 31, 1994 (in thousands):



                                                                     1994
                                                                ---------------

Mortgage Assets previously presented on a gross basis
  Mortgage Instruments and related assets.....................  $       891,567
  Structured Financings........................................        (878,879)
                                                                ---------------
                                                                         12,688
                                                                ---------------
Mortgage Assets previously presented on a net basis
  Company's share of:
    Mortgage Instruments and related assets...................          217,298
    Structured Financings......................................        (211,021)
                                                                 ---------------
                                                                          6,277
                                                                 ---------------
Net investment in Mortgage Assets.............................  $        18,965
                                                                 ===============

  Structured Financings bearing variable interest rates........ $       117,819
                                                                 ===============







DESCRIPTION OF THE OUTSTANDING STRUCTURED FINANCINGS

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

    Each series of CMOs, other than those issued by one subsidiary of the Company, constitutes a nonrecourse obligation of the Issuer of such series of CMOs payable solely from the Mortgage Instruments and any other collateral pledged to secure such series of CMOs. Each series of the Structured Financings is structured so that the monthly payments on the Mortgage Instruments pledged as collateral, together (in certain cases) with the reinvestment income at assumed rates, will be sufficient to make the required interest and principal payments on each Class of the Structured Financings on a timely basis.

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

Net Cash Flows

    Sources of Net Cash Flows

    The Net Cash Flows available from the Company's Mortgage Assets are derived principally from three sources: (i) the favorable spread between the interest amounts on the Mortgage Instruments securing or underlying Structured Financings and the interest amounts of the Structured Financings Classes; (ii) reinvestment income in excess of the amount thereof required to be applied to pay the principal of and the interest on the Structured Financings; and (iii) any amounts available from prepayments on the Mortgage Instruments that are not necessary for the payments on the Structured Financings. The amount of Net Cash Flows generally decreases over time as the Classes are retired. Distributions of Net Cash Flows represent both the return on and the return of the investment in the Mortgage Assets purchased. In addition, the Company may exercise the right to instruct the Issuer to early redeem part or all of a series of Structured Financings and sell the related Mortgage Instruments, in which case the net proceeds (after payment of the Structured Financings and related costs) will be remitted to the Company. During 1994, the Company exercised redemption rights associated with four Mortgage Assets at gains totaling $4,263,000 and net proceeds of $11,227,000.

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

    Subject to the foregoing, the Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. Repurchase agreements are agreements pursuant to which the Company sells Mortgage Assets for cash and simultaneously agrees to repurchase such Mortgage Assets on a specified date for the same amount of cash plus an interest component. The Company also may increase the amount of funds available for investment through the issuance of debt securities.

    It can be  anticipated  that a  substantial  portion  of the  assets  of the
Company  will  be  pledged  to  secure  indebtedness  incurred  by the  Company.
Accordingly, such assets will not be available for distribution to the stockholders of the Company in the event of the Company's liquidation except to the extent that the value of such assets exceeds the amount of such indebtedness.

    On May 28, 1992, a wholly owned limited-purpose subsidiary of the Company issued $80,000,000 of Secured Notes to a group of institutional investors. The Secured Notes bore a fixed interest rate of 9.02% per year and were collateralized by all of the Mortgage Assets of the subsidiary and funds held by the trustee (including the reserve fund and the collection account). The Company was required to use the net proceeds from the redemption of the Mortgage Assets to prepay the Notes at a premium. During 1994, the Company made prepayments of $10,355,000.

    On January 25, 1995, the Company caused the early redemption of a Mortgage Asset and used the net proceeds to prepay $2,800,000 of the Secured Notes. On February 15, 1995, the Company used $393,000 of its cash and the funds held by the trustee to prepay the entire balance of the Secured Notes. Accordingly, all of the Mortgage Assets are unencumbered and their cashflows are now available for investment and working capital.

    On January 12, 1994, as the initial step of the Company's new plan to invest in apartment communities, the Company acquired 17 apartment communities, containing a total of 2,461 units, located in Tucson, Arizona, Houston, Texas and Albuquerque, New Mexico. The total acquisition costs, including closing costs, were approximately $61.6 million, which was financed by assumption of two existing first mortgage loans of $7.1 million, 15 new first mortgage loans totalling $38.6 million, seller carryback notes of $6.5 million and a cash payment of $9.4 million. Each of the properties is owned by a newly formed, single-asset subsidiary which is wholly owned by the Company or one of its subsidiaries. The first mortgage loans are generally non-recourse to the subsidiary or the Company.

    In addition, in 1994 the Company invested $1.4 million into joint ventures which own four apartment communities consisting of 928 units located in Tucson and Phoenix, Arizona. These joint ventures have first mortgage consisting of three fixed rate loans totaling $9,676,000 at an average rate of 8.1% at December 31, 1994, and two variable rate loans totaling $5,968,000 at an average rate of 8.5% at December 31, 1994. As the Company owns a 15% equity interest in these joint ventures, increases in the variable interest rates do not have a significant effect on the Company's income or cash flows.

    In February 1995, the Company exercised an option it held and acquired an apartment community containing 222 units in Phoenix, Arizona for a price of $5.7 million. The property was financed with a $3.8 million first mortgage loan bearing a variable interest rate. Additionally, the Company invested $400,000 for a 15% interest in a joint venture that purchased an apartment community in Phoenix containing 163 units for a price of $6.8 million. The joint ventures' acquisition was financed with a $4.4 million first mortgage loan bearing a variable interest rate.

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

                                 COMPETITION

    There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants.

                                  EMPLOYEES

    The Company currently has six full time salaried employees.

                             MANAGEMENT AGREEMENT

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



TERMS OF THE MANAGEMENT AGREEMENT

    The Company and the Manager are parties to a Management Agreement with a term expiring on December 31, 1995, subject to annual extensions between the Company and the Manager. The Management Agreement may be terminated by the Company without cause at any time upon 60 days written notice by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock. In addition, the Company has the right to terminate the Management Agreement for cause in the event of (i) a breach by the Manager of any provision contained in the Management Agreement occurs; (ii) an order for relief is entered with respect to the Manager in an involuntary case under federal or state bankruptcy, insolvency or other similar laws; or (iii) the Manager (a) ceases or admits in writing its inability to pay its debts as they become due, or makes a general assignment for the benefit of or enters into an arrangement with creditors, (b) applies for or consents to the appointment of a receiver, trustee, assignee, custodian, liquidator or sequestrator, or proceedings seeking such appointment are commenced, (c) authorizes or files a voluntary petition in bankruptcy, or applies for or consents to the application of any bankruptcy, reorganization, arrangement, readjustment of debt, insolvency, dissolution, liquidation or other similar law, or proceedings to such end are instituted against the Manager, or (d) permits or suffers all or any substantial part of its properties or assets to be sequestered or attached by court order, or (iv) if any two of Messrs. Grove, Parise or Chan shall cease to be a director, officer or shareholder of at least one partner of the Manager or if they collectively cease to control the majority of the voting decisions of the Manager.

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

    For information relating to management fees, see Note 7 to consolidated financial statements.

ADMINISTRATION FEES

    The Manager also performs certain analysis and other services in connection with the administration of Structured Financings issued by the Company or by any other Issuer with respect to which the Company acquires an interest in the net cash flows from the underlying Mortgage Instruments, including working with the Master Servicer, if any, and the Company or the other Issuer to ensure proper servicing and administration. For such activities, the Company currently pays the Manager an annual administration fee of $10,000 for each such series of Structured Financings acquired before 1991, $20,000 for the series of Structured Financings acquired in 1991 and $20,000 for the series of Structured Financings acquired in 1992.

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

THE SUBCONTRACT AGREEMENT

    The Manager and American Southwest Financial Services ("ASFS"), Inc., are parties to a Subcontract Agreement pursuant to which ASFS performs certain services for the Manager in connection with the administration of Structured Financings issued by the Company or by any Issuer affiliated with ASFS with respect to which the Company receives net cash flows or owns the underlying Mortgage Instruments. Under the Subcontract Agreement, ASFS charges an administration fee for each series of CMOs of $12,500 per year ($20,000 prior to May 1994).

    The Subcontract Agreement extends through December 31, 1995. Thereafter, successive extensions, each for a period not to exceed one year, may be made by agreement between the Manager and ASFS. The Subcontract Agreement may be terminated by either party upon six months prior written notice, except that the Manager may terminate the Subcontract Agreement at any time upon 60 days written notice in the event the Company no longer retains the Manager. In addition, the Manager has the right to terminate the Subcontract Agreement upon the happening of certain specified events, including a breach by ASFS of any provision contained in the Subcontract Agreement.

    ASFS is wholly owned by American Southwest Holdings, Inc., a privately held Arizona corporation, which also owns American Southwest Financial Corporation and American Southwest Finance Co., Inc. (collectively the "ASW Companies"). No shareholder owns more than 10% of the stock of American Southwest Holdings, Inc.

    Pursuant to the Subcontract Agreement, ASFS will not assume any responsibility other than to render the services called for therein. ASFS and its directors, officers, stockholders and employees will not be liable to the Company, the Manager, or any of their directors or stockholders for any acts or omissions by ASFS, its directors, officers, stockholders or employees under or in connection with the Subcontract Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Subcontract Agreement. The Company has agreed to indemnify and hold harmless American Southwest Financial Corporation, American Southwest Finance Co., Inc., ASFS and their officers and directors from any action or claim brought or asserted by any party by reason of any allegation that American Southwest Financial Corporation, American Southwest Finance Co., Inc. or ASFS is an affiliate or is otherwise accountable or liable for the debts or obligations of the Company or its affiliates. The Company has no affiliations, agreements or relationships with the ASW Companies or ASFS, except for (i) the Subcontract Agreement with ASFS, (ii) the indemnification granted by the Company to the ASW Companies and ASFS and their officers and directors against certain liabilities, (iii) one common director and officer and (iv) the indirect ownership by a general partner of the Manager of 6.7% of the voting stock of American Southwest Holdings, Inc.

                        PROPERTY MANAGEMENT AGREEMENT

    The Company has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current properties. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1995, was approved by the Unaffiliated Directors. Under the agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 5,000 apartment units, including those owned by the Company.

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

                            SPECIAL CONSIDERATIONS

REAL ESTATE INVESTMENT CONSIDERATIONS

General

    Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, the Company's income will be adversely affected. Income from the properties may be adversely affected by the general economic climate (including unemployment rates), local conditions such as oversupply of competing properties or a reduction in demand for properties in the area, the attractiveness of the properties to tenants, competition from other available properties, the affordability of single family homes, the ability of the Company to provide adequate maintenance and insurance and increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions.

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

    The Company has determined that there are minor amounts of asbestoscontaining materials ("ACMs") in five of the Company's properties. The Company maintains an Operations and Maintenance Program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection by the Company's employees for any change in condition of existing ACMs.

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

Americans with Disabilities Act

    The Company's properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that the properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public access areas of the Company's properties, where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities to be public accommodation or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Company's operations could be adversely affected. No specific regulations have been promulgated under the ADA and, thus, it is uncertain how enforcement of the ADA would affect specific building attributes. However, the Company believes that the properties comply with all present requirements under the ADA.

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

    Mortgage prepayments also shorten the life of the Mortgage Instruments, thereby reducing the overall Net Cash Flows and causing an inherent decline in the Company's income as described under "Business -- Special Considerations -Risks of Decline in Net Cash Flows and Income."

    No assurance can be given as to the actual prepayment rate of mortgage loans included in or underlying the Mortgage Instruments in which the Company has an interest.








Interest Rate Fluctuation Risks

    Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the Outstanding Structured Financings bears variable interest rates. As of December 31, 1994, $117 million of the $1.2 billion of the Outstanding Structured Financings relating to the Company's Mortgage Assets bore variable interest rates. Consequently, changes in short-term interest rates significantly influence the Company's net income.

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

Risks of Decline in Net Cash Flows and Income from Mortgage Assets

    The Company's income derives primarily from the Net Cash Flows received on its Mortgage Assets, which decline over time. This decline in Net Cash Flows over time occurs as (i) the scheduled principal payments and prepayments occur, the principal balances of the Mortgage Instruments decline over time; (ii) interest rates on Structured Financings classes receiving principal payments first generally are lower than those on later classes, the relative interest cost of the Structured Financings increases over time; and (iii) mortgage prepayments on Mortgage Instruments with higher interest rates tend to be higher than on those with lower interest rates, the relative interest income on the Mortgage Instruments decreases over time. See "Business -- Operating Policies and Strategies -- Net Cash Flows."

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

    As the Company has made the determination to reinvest the Net Cash Flows in income-producing properties which may have a lower current yield than Mortgage Assets, without regard to the mortgage prepayment rates and variable interest rates, the Company may report declining operating income over time without the effect of any gain or loss on the sale of the properties. See "Business -- Special Considerations -- Competition."

Inability to Predict Effects of Market Risks

    Because none of the above factors including changes in prepayment rates, interest rates, reinvestment income, expenses and borrowing costs are susceptible to accurate projection, the Net Cash Flows generated by the Company's Mortgage Assets, and thus distributions to the Company's stockholders, cannot be predicted.

BORROWING RISKS

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions, restrictions that may be contained in the Company's financing arrangements from time to time and other factors, the Company increases the amount of funds available for its activities with funds from borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short-term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. See "Business--Special Considerations -- Market Risks -- Interest Rate Fluctuation Risks." The Company also may increase the amount of its available funds through the issuance of debt securities.

    The Company's Bylaws limit borrowings, excluding the liability represented by Structured Financings, to no more than 300% of the amount of its net assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business -- Operating Policies and Strategies -- Capital Resources." As of December 31,
1994, the Company had borrowings totaling $6,422,000 (net of funds held by trustee of $21,583,000 and including accrued costs of $3,152,000) secured by Mortgage Assets, $45,825,000 secured by apartment communities and $4,868,000 of unsecured loans relating to real estate acquisitions.

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

COMPETITION

    There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining clients.

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

POTENTIAL CONFLICTS OF INTEREST

    The Company is subject to potential conflicts of interest arising from its relationship with the Manager, the Property Manager and ASFS under the "Subcontract Agreement." The Management Agreement does not limit or restrict the right of the Manager, the partners of the Manager or any of their directors, officers or employees from engaging in any business or rendering services of any kind to any other person except that the Manager (but not its partners or their directors, officers or employees) are not permitted to provide any such services to any residential mortgage REIT other than the Company. The Company may purchase assets from entities which may be affiliates of the Manager. Although certain agreements and activities must be approved by the Unaffiliated directors (as described below), the day-to-day transactions between the Company and the Manager and the Property Manager are not subject to the specific pre-approval of the Unaffiliated Directors. See "Business -- Management Agreement -- Terms of Management Agreement" and "Business -- Property Management Agreement."

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

    Counsel to the Company has furnished, and in the future may furnish, legal services to the Manager, affiliates of the Manager and certain Issuers (including those affiliated with ASFS). There is a possibility that in the future the interests of certain of such parties may become adverse, and counsel may be precluded from representing one or all of such parties. If any situation arises in which the interests of the Company appear to be in conflict with those of the Manager, or its affiliates, additional counsel may be retained by one or more of the parties.

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

    The Internal Revenue Service completed an audit of the Company and the revenue agent conducting the audit issued a report in which he recommended that the Company lose its REIT election commencing with the 1989 taxable year. The Internal Revenue Service claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1989, 1990 and 1991 because it claimed that the Company did not demand certain shareholder information from one shareholder of record pursuant to Regulation section 1.857-8 promulgated under the Internal Revenue Code within the specified 30 day period after each of the Company's applicable year ends. In September 1994, the IRS withdrew this proposed adjustment of taxes due. The audits for those years have been completed and no other proposed adjustments have been made.

    Generally, the unremedied failure of the Company to be treatd as a REIT for any taxable year could materially and adversely affect the stockholders as net income of the Company would be taxed at ordinary corporate rate (currently a maximum of 34 percent), and the Company would not receive a deduction for any dividends to the stockholders and thus cause a material reduction of the cash available for distribution to the stockholders as dividends.

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

    Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year if certain guidelines are followed. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the Internal Revenue Service ("IRS"), the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend to stockholders and certain interest and penalties to the IRS. The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's predistribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. The Company intends to monitor closely the relationship between its pre-distribution taxable income and its cash flow. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT."

    The Company has a net operating loss carryforward for income taxes (the "NOL") at December 31, 1994 of approximately $75 million. Under REIT tax rules, the Company is allowed to offset taxable income (except for Excess Inclusion Income) by the available NOL and thus, under most circumstances, is not currently required to make distributions to stockholders except for Excess Inclusion Income. The NOL expires in 2009 (1999 for state tax purposes).

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



ITEM 2. PROPERTY

    See "Business -- Operating Policies and Strategies -- Real Estate Activities -- Current Properties."

    The principal executive offices of the Company and the Manager are located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711, telephone (520) 748-2111.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

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







                                                                       DIVIDEND
                                                         HIGH    LOW   PER SHARE
                                                       -----    -----  ---------
1994
  First quarter......................................  2-1/16    1-1/2       --
  Second quarter.....................................  3         1-7/16      --
  Third quarter......................................  2-3/4     2-1/16      --
  Fourth quarter.....................................  2-13/16   1-7/8      .10
1993
  First quarter......................................  3-3/16    2           --
  Second quarter.....................................  2-3/16    1-3/16      --
  Third quarter......................................  1-7/8     1-1/4      .05
  Fourth quarter.....................................  2-3/16    1-1/2      .18
1992
  First quarter......................................  7-5/8     5-5/8      .25
  Second quarter.....................................  6-5/8     4-1/4      .20
  Third quarter......................................  5-1/4     2-1/8       --
  Fourth quarter.....................................  3-3/16    2-1/2       --

    On March 24, 1995, the closing sales prices for shares of the Company's Common Stock on the AMEX Composite Tape was $37/16 per share. The approximate number of holders of common shares on March 24, 1995 was 2,000.



ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

    The following selected financial data are qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto appearing elsewhere herein. The data below have been derived from the audited consolidated financial statements of the Company.












                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                  1994          1993           1992           1991           1990
                                              ------------  -------------  -------------  -------------  -------------
  STATEMENT OF OPERATIONS DATA
    Income from real estate, before
      depreciation..........................  $      7,031
    Depreciation............................       (1,995)
    Interest income from mortgage assets....        10,696  $    (13,022)  $    (56,669)  $     31,775  $      26,518
    Other income............................           723           286            739
    Operating expenses......................       (2,216)        (1,949)        (3,104)        (6,355)        (4,164)
    Interest expense........................       (6,537)        (4,794)        (5,841)        (6,594)       (10,290)
    Cumulative effect of accounting change..                     (21,091)
                                              ------------  -------------  -------------  -------------  -------------
    Net income (loss).......................  $      7,702      $(40,570)  $    (64,875)  $      18,826  $      12,064
                                              ============  =============  =============  =============  =============

    Per average outstanding share
      Net income (loss) before cumulative
        effect of accounting
        change..............................  $       0.50  $      (1.25)  $      (4.04)  $        1.25  $        0.84
      Cumulative effect of accounting.......                       (1.36)
                                              ------------  -------------  -------------  -------------  -------------
    Net income per share....................  $       0.50  $      (2.61)  $      (4.04)  $        1.25  $        0.84
                                              ============  =============  =============  =============  =============
    Dividends per share.....................  $       0.10  $        0.23  $        0.45  $        1.44  $        0.95
                                              ============  =============  =============  =============  =============
    Weighted average shares outstanding.....        15,500         15,552         16,043         15,033         14,434
                                              ============  =============  =============  =============  =============

                                                                         AS OF DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                  1994          1993           1992           1991           1990
                                              ------------  -------------  -------------  -------------  -------------
  BALANCE SHEET DATA
    Apartments and other real estate assets.  $     73,056  $       3,855
    Mortgage assets.........................        18,965         37,881  $     108,623  $     215,747  $     226,812
    Total assets............................        96,745         54,068        116,589        219,582        229,104
    Real estate notes payable...............        50,693
    Mortgage assets notes payable, net......         6,422         22,062         39,517         61,527         82,884
    Stockholders' Equity....................        37,100         30,948         75,284        149,585        138,542


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

    In early 1993, the Company determined to become an apartment real estate investment trust. The Company now uses its net cash flows for apartment acquisition and development.

    On January 12, 1994, the Company acquired 17 apartment properties totaling 2,461 units located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico for a total cost of $61,600,000. As a result, the income and cash flows for 1994 were derived from real estate investments as well as mortgage assets.

    The Company's objectives in purchasing apartment communities are to earn operating income and appreciation in the value of the communities. The Company estimates that its apartments have increased in value by over $11 million. For financial accounting purposes the Company does not recognize any such appreciation in the consolidated statements of operations until the communities are sold.

    Operating income from apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy and the supply of and demand for new apartment properties.

    In addition to owned apartment communities, the Company has invested $1,364,000 in joint ventures which own four apartment communities in Phoenix and Tucson, Arizona totalling 928 units. The Company's investment equalled 15% of the joint ventures equity and the Company will receive 15% to 51% of the ventures profits and cash flows.

    The Company's Mortgage Assets entitle it to the right to receive the excess of the cash flow from the underlying Mortgage Instruments over cash payments required on the related Structured Financing. Mortgage Assets are amortizing assets and the cash flows decline over time. Income and cash flows from Mortgage Assets are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduce the income and total cash flows over the life of the Mortgage Assets. Prepayment rates are affected primarily by mortgage interest rates. As mortgage interest rates dropped to their lowest level in twenty year, prepayment rates reached record levels in 1992 and 1993. In 1994, the trend reversed with increases in mortgage interest rates and decreases in the actual and estimated prepayment rates.

RESULTS OF OPERATIONS
1994 Compared to 1993

    The Company had net income of $7,702,000 in 1994 compared with a net loss of $40.6 million in 1993. The income in 1994 resulted from operating income generated by the apartments and the existing Mortgage Assets.

    In 1994, net operating income (before depreciation) from the apartments was $7,031,000 which, after deducting related interest expense, amounted to an annualized return of 20% on the average invested equity. As a result of high demand, rental rates in the Company's apartment communities increased during 1994 by 10% in Tucson, 5% in Albuquerque and 2% in Houston while maintaining the occupancy rates.

    Interest income from Mortgage Assets decreased due to capital returns of $18,916,000, mitigated by a higher yield in 1994 due to significantly lower mortgage prepayment rates. The average yield on the Mortgage Assets for 1994 was approximately 24%. The Company realized gains in 1994 of $4,263,000 from the redemption of four Mortgage Assets and the sale of the underlying Mortgage Instruments. The provision for reserve for 1993 was due to the decrease in the estimated future cash flows of certain Mortgage Assets. The charge for the cumulative effect of accounting change in 1993 was due to adoption of SFAS No. 115 which resulted in reducing the net carrying values of substantially all of the Mortgage Assets to their estimated fair market values. Both the provision for reserve and the cumulative effect of accounting change were caused by very low mortgage interest rates which resulted in historically high levels of mortgage prepayment rates.

    Based on current prepayment and short-term interest rate assumptions, the prospective yield on the Mortgage Assets at December 31, 1994 is 29%.

    Interest and other income increased due to higher interest rates on investments and a write down of a short-term investment ($254,000) in 1993.

    Operating expenses increased in 1994 due to the accrual in 1994 of expenses relating to the stock appreciation rights ($324,000) and dividend equivalent payments on the options and stock appreciation rights ($200,000), offset by a reduction in the 1994 management fees of $81,000, the Company's efforts to reduce operating expenses and a reduction in the 1993 expenses of $470,000 relating to the legal fees reimbursement by the insurance carriers for the class action suit settled in 1992.

    Real estate interest expenses increased because of borrowing incurred in connection with the acquisition of the apartments in January 1994. Interest expenses related to Mortgage Assets decreased due to a decrease in the notes payable balance.

1993 Compared to 1992

    The Company had a net loss after giving effect to the accounting change of $40.6 million ($2.61 per share) compared to a net loss of $64.9 million ($4.04 per share) in 1992. The losses for both years were primarily the result of record levels of mortgage prepayment rates. The Company recorded provisions for reserves ($20.3 million in 1993 and $57. 6 million in 1992) to reduce the carrying values of substantially all of the Mortgage Assets to their estimated cash flows. Additionally in 1993, as a result of the adoption of SFAS Statement No. 115, the Company recorded a charge for the cumulative effect of accounting change of $21.1 million to further reduce the carrying value of the Mortgage Assets to their estimated fair values.

    Income from Mortgage Assets (before provision for reserves or the effect of the accounting change) increased in 1993 as a result of higher yield on the Mortgage Assets resulting from lower mortgage prepayments in 1993. Interest and other income declined in 1993 as a result of lower interest rates on investments and a write down of a short-term investment ($254,000) in 1993. Interest expense declined due to reduction of the amount of Secured Notes outstanding by $21.1 million during 1993.

    Operating and administrative expenses declined as a result of (i) lower management fees during 1993, (ii) reduction of 1993 expenses of $470,000 as a result of reimbursement received by insurance carriers of legal expenses incurred in connection with a class action suit settled in 1992 and (iii) the Company's efforts to reduce operating expenses in 1993.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

    The Company currently depends primarily on the cash flows generated from its existing Mortgage Assets to fund its acquisition of apartment properties. During 1994, the Mortgage Assets generated cash flows of $29,612,000 which were used for debt service payments, acquisition of apartment communities, capital improvements on existing properties and short-term investments. Below is a summary of the cash generated for investment and dividends in 1994 (in thousands):



  Funds from operations..........  $       9,785
  Amortization of Mortgage Assets         18,916
  Repayment of debt (net)........       (17,125)
  Asset sales....................          2,228
  Other sources of funds, net....          2,802
                                   -------------
  Funds generated for investment
    and dividends................  $      16,606
                                   =============



    As  previously  discussed,  future  cash flows from the  Company's  Mortgage
Assets are influenced by short term interest rates and mortgage prepayment rates. Below are estimates of future cash flows from the Mortgage Assets using three assumptions as to the level of such rates. Case 2 represents approximate interest rates and forecasts of prepayments rates made by market participants at December 31, 1994. The percentage shown for assumed mortgage prepayments represents the average of annual prepayments assumed for the underlying mortgages. Amounts are in thousands:


                                                                  Case 1        Case 2        Case 3
                                                               ------------  ------------  ------------
  Assumed one month LIBOR....................................            4%            6%            8%
  Assumed prepayments........................................         21.3%         10.6%          6.9%

  Estimated cash flows (before debt service)
    1995.....................................................  $     11,685  $     10,555  $      9,417
    1996.....................................................         6,782         6,081         5,133
    1997.....................................................         5,000         5,020         4,560
    1998.....................................................         3,695         4,151         4,019
    1999.....................................................         2,782         3,425         3,547
    2000-2018................................................        20,279        37,687        55,069
                                                               ------------  ------------  ------------
    Total....................................................  $     50,223  $     66,919  $     81,745
                                                               ============  ============  ============


    At December 31, 1994, the Company had unrestricted cash of $4,129,000 and short-term real estate notes receivable of $2,344,000. The Company intends to use such funds for acquisition of apartments, capital improvements on existing properties and working capital. In February 1995, the Company used $393,000 of unrestricted cash and applied the funds held by the trustee to prepay the entire balance of the Notes secured by Mortgage Assets. As a result, the Mortgage
Assets are no longer encumbered and their entire cash flows are available for investments or dividends and working capital.

    Each of the real estate properties is pledged to secure a nonrecourse and non-cross collateralized first mortgage loan. The loans bear fixed interest rates which averaged 8.6% at December 31, 1994. The principal and interest payments on these loans are approximately $357,000 per month. In addition, the Company is required to deposit $50,000 per month with the lender to be used for specified capital replacement expenditures. The Company is also required to make principal and interest payments of $202,000 per month on the unsecured notes payable. At December 31, 1994, the restricted cash balance included $2,983,000 held by lenders for capital replacement expenditures and payments of property taxes and insurance premiums.

    The first mortgage loans on the properties held by the joint ventures consist of three fixed rate loans totalling $9,676,000 at an average rate of 8.1% at December 31, 1994 and two variable rate loans totalling $5,968,000 at an average rate of 8.5% at December 31, 1994. As the Company owns a 15% equity interest in these joint ventures, increases in the variable interest rates do not have a significant effect on the Company's income or cash flows.

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




                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   (a) Exhibits


  EXHIBIT
  NUMBER           EXHIBIT
  ------           -------
  3(a)             First Amended and Restated  Articles of  Incorporation of the
                   Registrant(1)
  3(b)             Articles  of  Amendment  to the First  Amended  and  Restated
                   Articles of Incorporation of the Registrant(3)
  3(c)             Bylaws of the Registrant(1)
  4                Specimen  Certificate  representing  $.01  par  value  Common
                   Stock(1)
  10(a)            Management Agreement between the Registrant and ASMA Mortgage
                   Advisors Limited Partnership (5)
  10(b)            Subcontract  Agreement between ASMA Mortgage Advisors Limited
                   Partnership  and  American  Southwest   Financial   Services,
                   Inc.(3)
  10(c)            Right of First Refusal between the Company and the Manager(3)
  10(d)            Limited  Partnership  Agreement of Southwest Capital Mortgage
                   Funding Limited Partnership(2)
  10(e)            Amended and Restated Stock Option Plans(4)
  10(f)            Indemnification and Use of Name Agreement Between the Company
                   and American Southwest(4)
  10(g)            Indenture   dated  May  28,  1992  between  CIMSA   Financial
                   Corporation and State Street Bank and Trust Company(5)
  10(h)            Dividend Reinvestment and Stock Purchase Plan(3)
  10(i)            Agreement  for  Purchase  and Sale of  Apartments  ("Purchase
                   Agreement")  dated  July 15,  1993 by and  between  Buyer and
                   Seller.(6)
  10(j)            First Amendment to Purchase  Agreement dated August 18, 1993, by and between Buyer and Seller.(6)
  10(k)            Second  Amendment to Purchase  Agreement  dated September 21,
                   1993 by and between Buyer and Seller.(6)
  10(l)            Third Amendment to Purchase  Agreement dated October 27, 1993 by and between Buyer and Seller.(6)
  10(m)            Master  Property   Management   Agreement  with  Pima  Realty
                   Advisors,  Inc. for the year ending December 31, 1994 and the signature page for each of the properties.(6)
  10(n)            Deed of Trust,  Security  Agreement,  Financing Statement and
                   Assignment  of Leases and Rents  dated as of January 11, 1994 made by the  following  entities for the benefit of Lexington
                   Mortgage Company(6):
                   ASV-I Properties, Inc.
                   ASV-III Properties, Inc.
                   ASV-IV Properties, Inc.
                   ASV-V Properties, Inc.
                   ASV-VI Properties, Inc.
                   ASV-VII Properties, Inc.
                   ASV-VIII Properties, Inc.
                   ASV-IX Properties, Inc.
                   ASV-X Properties, Inc.
                   ASV-XI Properties, Inc.
                   ASV-XII Properties, Inc.
                   ASV-XIII Properties, Inc.
                   ASV-XIV Properties, Inc.
                   ASV-XV Properties, Inc.
                   ASV-XVI Properties, Inc.
  11               Statement re: Computation of Per Share Earnings
  22               Subsidiaries of the Registrant
  27               Financial Data Schedule
--------------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-15232) filed August 19, 1987 and declared effective on August 19, 1987.
(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-20429) filed March 16, 1988 and declared effective on March 17, 1988.
(3) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1988 as filed with the Commission on or about March 30, 1989.
(4) Incorporated herein by reference to Registrant's Registration Statement on Form S-3 (33-42923) filed on September 30, 1991 and declared effective on October 1, 1991.
(5) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1992.
(6) Incorporated herein by reference to Registrant's Report on Form 8-K filed with the Commission on or about March 29, 1994.

   (b) Financial Statements and Financial Statement Schedules filed as part of this report:

       1. Financial Statements of the Company -- as listed in the "Index to Financial Statements" on page F-1 of this Annual Report Form 10-K.

       2. Financial Statement Schedules -- Schedule XI. No other schedules are required because of the absense of conditions under which they are required or because the information is given in the financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

   (c) Reports on Form 8-K:
         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASR INVESTMENTS CORPORATION

Date: March 30, 1995
                                   By: /s/ Jon A. Grove
                                       ---------------------------------------
                                                  Jon A. Grove


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                                     DATE
---------                                -----                                                     ----
/s/ Jon A. Grove                         Director, Chairman of the Board, President and Chief      March 30, 1995
---------------------------------------  Executive Officer (Principal Executive Officer)
             Jon A. Grove

/s/ Frank S. Parise, Jr.                 Director, Vice Chairman, Chief Administrative Officer     March 30, 1995
---------------------------------------  and Secretary
         Frank S. Parise, Jr.

/s/ Joseph C. Chan                       Director, Executive Vice President and Chief              March 30, 1995
---------------------------------------  Operating Officer (Principal Financial and Accounting
            Joseph C. Chan               Officer)

/s/ Earl M. Baldwin                      Director                                                  March 30, 1995
---------------------------------------
            Earl M. Baldwin

/s/ John J. Gisi                         Director                                                  March 30, 1995
---------------------------------------
             John J. Gisi

/s/ Raymond L. Horn                      Director                                                  March 30, 1995
---------------------------------------
            Raymond L. Horn

/s/ Frederick C. Moor                    Director                                                  March 30, 1995
---------------------------------------
           Frederick C. Moor





                         ASR INVESTMENTS CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                       PAGE
Independent Auditors' Report......................................................      F-2
Consolidated Balance Sheets as of December 31, 1994 and 1993......................      F-3
Consolidated Statements of Operations for the years ended December 31, 1994, 1993
  and 1992........................................................................      F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1994, 1993 and 1992.............................................................      F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993
  and 1992........................................................................      F-6
Notes to Consolidated Financial Statements........................................      F-7


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ASR Investments Corporation.

    We have audited the accompanying consolidated balance sheets of ASR Investments Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Tucson, Arizona
February 15, 1995



CONSOLIDATED BALANCE SHEETS

December 31, 1994 and 1993 (Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                                          1994               1993
                                                                                                          ----               ----
Assets
        Real estate investments (Notes 2 and 4)
                Apartments, net of depreciation ............................................             $66,506
                Investment in joint ventures ...............................................               1,364
                Other real estate ..........................................................               5,186             $ 3,855
                                                                                                         -------             -------
                        Total real estate investments ......................................              73,056               3,855
        Mortgage assets (Notes 3 and 4) ....................................................              18,965              37,881
        Cash ...............................................................................               4,129              10,407
        Other assets .......................................................................                 595               1,925
                                                                                                         -------             -------
                        Total assets .......................................................             $96,745             $54,068
                                                                                                         =======             =======

Liabilities
        Real estate notes (Note 4)
                Secured ....................................................................             $45,825
                Unsecured ..................................................................               4,868
                                                                                                         -------
                        Total real estate notes ............................................              50,693
        Notes payable secured by mortgage assets, net of funds
                held by trustee of $21,583 and $24,306 .....................................               6,422             $22,062
        Other liabilities ..................................................................               2,530               1,058
                                                                                                         -------             -------
                        Total liabilities ..................................................              59,645              23,120

Stockholders' Equity (40,000,000 shares of $.01 Common
   Stock authorized;
        16,243,649 shares issued with 743,656 held in Treasury) ............................              37,100              30,948
                                                                                                         -------             -------
                Total liabilities and stockholders equity .................................             $96,745             $54,068
                                                                                                         =======             =======

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF OPERATIONS
ASR INVESTMENTS

                            For the Years Ended December 31, 1994, 1993 and 1992
                                         (In Thousands Except Per Share Amounts)
-------------------------------------------------------------------------------

                                                                                           1994              1993             1992
                                                                                           ----              ----             ----
Real Estate Operations
        Rental income and other income ..........................................        $ 12,528
                                                                                         --------
        Operating and maintenance expenses ......................................           4,255
        Real estate taxes and insurance .........................................           1,242
        Depreciation and amortization ...........................................           1,995
                                                                                         --------
                Total operating expenses ........................................           7,492
                                                                                         --------
        Income from real estate .................................................           5,036
                                                                                         --------

Mortgage Assets (Notes 1 and 3)
        Interest income from mortgage assets ....................................           6,433         $  7,264         $    919
        Gain on redemption of mortgage assets ...................................           4,263
        Provision for reserves ..................................................                          (20,286)         (57,588)
                                                                                         --------         --------         --------
        Income from mortgage assets .............................................          10,696          (13,022)         (56,669)
                                                                                         --------         --------         --------
Operating and administrative expenses (Note 7) ..................................          (2,216)          (1,949)          (3,104)
                                                                                         --------         --------         --------
Total Operating Income (Loss) ...................................................          13,516          (14,971)         (59,773)

Interest expense and other income
        Interest and other income ...............................................             723              286              739
        Interest on real estate notes payable ...................................          (4,358)
        Interest on notes payable secured by mortgage assets ....................          (2,179)          (4,794)          (5,841)
                                                                                         --------         --------         --------
Income (Loss) before cumulative effect of
      accounting change .........................................................           7,702          (19,479)         (64,875)
Cumulative effect of accounting change (Note 1) .................................         (21,091)
                                                                                         --------         --------         --------
Net Income (Loss) ...............................................................        $  7,702         $(40,570)        $(64,875)
                                                                                         ========         ========         ========

Per Share Amounts
        Income (Loss) before cumulative effect of accounting change .............        $   0.50         $  (1.25)        $  (4.04)
        Cumulative effect of accounting change ..................................                                             (1.36)
                                                                                         --------         --------         --------
Net Income (Loss) Per Common Share ..............................................        $   0.50         $  (2.61)        $  (4.04)
                                                                                         ========         ========         ========
Average Shares of Common Stock Outstanding ......................................          15,500           15,522           16,043
                                                                                         ========         ========         ========
Dividends Declared Per Share ....................................................        $   0.10         $   0.23         $   0.45
                                                                                         ========         ========         ========

See Notes to Consolidated Financial Statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ASR INVESTMENTS CORPORATION

             For the Years Ended December 31, 1994, 1993 and 1992 (In Thousands)
-------------------------------------------------------------------------------
                                                                                                           Common
                                                                               Additional                 Stock in
                                                            Number of   Par     Paid-in                   Treasury-
                                                             Shares    Value     Capital      Deficit      at cost       Total
                                                             ------    -----    ---------    ---------    ----------   ---------

Balance, January 1, 1992 ..............................      16,244    $ 162    $ 155,007    $  (5,584)   $       0    $ 149,585
Stock (repurchase) ....................................                               (11)                   (2,110)      (2,121)
Net (loss) ............................................                                        (64,875)                  (64,875)
Dividends declared ....................................                                         (7,305)                   (7,305)
                                                             ------    -----    ---------    ---------    ----------   ---------
Balance, December 31, 1992 ............................      16,244      162      154,996      (77,764)      (2,110)      75,284
Stock (repurchase) ....................................                                                        (201)        (201)
Net (loss) ............................................                                        (40,570)                  (40,570)
Dividends declared ....................................                                         (3,565)                   (3,565)
                                                             ------    -----    ---------    ---------    ----------   ---------
Balance, December 31, 1993 ............................      16,244      162      154,996     (121,899)      (2,311)      30,948
Net income ............................................                                          7,702                     7,702
Dividends declared ....................................                                         (1,550)                   (1,550)
                                                             ------    -----    ---------    ---------    ----------   ---------
Balance, December 31, 1994 ............................      16,244    $ 162    $ 154,996    $(115,747)   $  (2,311)   $  37,100
                                                             ======    =====    =========    =========    ==========   =========

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
ASR INVESTMENTS CORPORATION

                            For the Years Ended December 31, 1994, 1993 and 1992
                                         (in Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                    1994                  1993               1992
                                                                                ---------             --------             --------
OPERATING ACTIVITIES
Net income (loss) ...................................................            $  7,702             $(40,570)            $(64,875)
Principal noncash charges (credits)
        Depreciation and amortization ...............................               2,083
        Provision for reserves ......................................              20,286               57,133
        Cumulative effect of accounting changes .....................              21,091
        Other .......................................................               1,961
                                                                                ---------             --------             --------
Cash Provided by (Used in) Operations ...............................               9,785                2,768               (7,742)
                                                                                ---------             --------             --------
INVESTING ACTIVITIES
Investment in apartments ............................................             (67,247)
Investment in joint ventures ........................................              (1,364)
Investment in other real estate assets ..............................              (3,559)              (3,855)
Sale of other real estate ...........................................               2,228
Purchases of mortgage assets ........................................              (4,447)             (13,898)
Sales of mortgage assets ............................................               2,587
Repayment of mortgage assets ........................................              18,916               35,520               61,302
Decrease (Increase) in other assets .................................               1,330                  912                 (498)
                                                                                ---------             --------             --------
Cash Provided by (Used in) Investing Activities .....................             (49,696)              28,130               49,493
                                                                                ---------             --------             --------

FINANCING ACTIVITIES
Issuance of notes payable
        Real estate notes ...........................................              52,178
        Notes secured by mortgage assets ............................              65,498
Payment of loan costs ...............................................              (1,342)
Repayment of notes payable
        Real estate notes ...........................................              (1,485)
        Notes secured by mortgage assets ............................             (15,640)             (21,124)             (87,508)
Stock repurchases ...................................................                (201)              (2,121)
Payment of Dividends ................................................              (1,550)              (3,565)             (13,315)
Increase (Decrease) in other liabilities ............................               1,472                 (730)                (672)
                                                                                ---------             --------             --------
Cash Provided by (Used in) Financing Activities .....................              33,633              (25,620)             (38,118)
                                                                                ---------             --------             --------

Unrestricted cash and cash equivalents
        (Decrease) Increase during the year .........................              (6,278)               5,278                3,633
        Balance -- beginning of year ................................              10,407                5,129                1,496
                                                                                ---------             --------             --------
        Balance -- end of year ......................................            $  4,129             $ 10,407             $  5,129
                                                                                =========             ========             ========

Supplemental Disclosure of Cash Flow Information
        Cash paid for Company's interest expense ....................            $  7,367             $  5,121             $  5,859
                                                                                =========             ========             ========

See Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASR INVESTMENTS CORPORATION
For the Years Ended December 31, 1994, 1993 and 1992

--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Business - ASR Investments Corporation (the Company) is a real estate investment trust engaged in the acquisition and operation of apartment properties in the Southwestern United States. At December 31, 1994, the Company owned 21 apartment properties (including four owned through joint ventures), located in Arizona, Texas and New Mexico. In addition, the Company continues to own mortgage assets (Note 3). The Company uses cash flows from the mortgage assets for apartment acquisition and other corporate purposes.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures in which the Company does not own a controlling interest are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


Real Estate - Real estate is recorded at cost. Depreciation is computed on a straight line basis over the estimated remaining useful lives of the assets, which are 27-1/2 years for buildings and improvements and 7 years for furniture, fixture and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements that improve or extend the useful life of the asset are capitalized. Rental income is recorded when due from tenants.

Deferred Loan Costs - Deferred loan costs are amortized using the interest method over the terms of the related debt.

Mortgage Assets - The Company owns mortgage interests which entitle it to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financings which they secure. The Company also has the right to cause the early redemption of the structured financing under specified limited conditions; in such event, the mortgage instruments would be sold and the net proceeds, if any, after the redemption of the structured financing would be remitted to the Company. The mortgage instruments are owned by independent third parties which issued the structured financing. The Company is not liable for such structured financing which is payable solely from the principal and interest payments on the underlying mortgage instruments.

Presentation and Income Recognition. Mortgage assets are stated at their net investment amounts (see Note 3). Income is recognized using the prospective yield method prescribed by EITF 89-4. Under this method, an effective yield is calculated for each mortgage asset at the beginning of each accounting period using the then net carrying value and the estimated future net cash flow from the asset. The estimated future net cash flow is calculated using current variable interest rates and current projected mortgage prepayment rates for the underlying mortgages. The calculated yield is used to accrue income for that asset for that accounting period. Actual cash flow received is first applied to the accrued income and any remaining amount is used to reduce the carrying value of the asset.

Write-down or reserves for impairment. Prior to December 1993, the Company followed the practice of writing down the carrying value of each mortgage asset (including an allocated portion of the deferred hedging cost) to its estimated future cash flows. In December 1993, the Company adopted SFAS No. 115 which requires that the carrying value of each mortgage asset be written down to its estimated fair value when its estimated yield is less than a risk-free yeld. As a result, the Company wrote down substantially all its mortgage assets to their estimated fair value and recorded a charge of $21,091,000 which was reported as a cumulative effect of accounting change.

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

Reclassification Certain reclassification has been made to conform the prior years with the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASR INVESTMENTS CORPORATION
For the Years Ended December 31, 1994, 1993 and 1992

--------------------------------------------------------------------------------
2. Real Estate Investments

The Company purchased its initial portfolio of apartment properties on January 12, 1994. The Company purchased four additional apartment complexes through joint ventures in the third and fourth quarters of 1994. Accordingly, the real estate operating results represent less than a full year of operations.

   At December 31, 1994, apartments consisted of the following (in thousands):

                Land                           $13,681
                Building and Improvements       50,583
                Accumulated Depreciation        (1,995)
                Restricted Cash and
                  Deferred Loan Fees             4,237
                                               -------
                Apartments, net                $66,506
                                               =======

   The Company is a 15% equity partner and the managing partner or managing member of the joint ventures. The Company will receive 15%-51% of the total profits and cash flows depending on the ultimate financial performance of the joint ventures. The condensed combined financial statements for the joint ventures are as follows (in thousands):

Condensed Combined Balance Sheets

December 31, 1994
                 Real estate, at cost net
                         of depreciation                 $23,774
                 Cash and other assets                     1,428
                                                         -------
                         Total Assets                    $25,202
                                                         =======
                 Notes payable                           $15,644
                 Other liabilities                           424
                                                         -------
                         Total Liabilities                16,068
                                                         -------
                 Equity
                         The Company                       1,364
                         Joint venture partner             7,770
                                                         -------
                         Total Equity                      9,134
                                                         -------
                         Total Liabilities and Equity    $25,202
                                                         =======


Condensed Combined Statements of Operations

For the Year Ended December 31, 1994
                 Revenues                                 $1,263
                 Operating expenses                         (551)
                 Depreciation                               (283)
                 Interest expenses                          (373)
                                                         -------
                 Net Income                               $   56
                                                         =======

                 Allocation of Net Income
                         The Company                      $    8
                         Joint Venture Partner            $   48

   As of December 31, 1994, $9,676,000 of the notes payable of the joint ventures bear fixed interest rates at an average of 8.1% and $5,968,000 bear variable interest rates at an average of 8.5%. Other real estate investments at December 31, 1994 included the following:

                 Short-term real estate loans          $2,344
                 Land development projects              1,942
                 Other                                    900
                                                       ------
                 Total                                 $5,186
                                                       ======

   In December 1994, the Company entered into a joint venture to develop and construct a 356-unit apartment property in the Phoenix, Arizona. The Company has committed to contribute $2,670,000 for its 50% equity interest in the joint venture.

--------------------------------------------------------------------------------
3. Mortgage Assets

(a) Balance sheet data

In prior years, certain of the Company's mortgage assets were presented on a gross basis under which the underlying mortgage instruments and structured financings were presented as assets and liabilities. Beginning in 1994 when the Company began recording income on the prospective yield method, the Company's balance sheets present all of the mortgage assets at the net invested amount and the 1993 financial statements have been reclassified to this basis of presentation. Below is certain information relating to the Company's mortgage assets as of December 31, 1994 and 1993 (in thousands):

                                                     1994               1993
                                                     ----               ----
Mortgage assets previously
  presented on a gross basis
    Mortgages instruments
       and related assets ................       $   891,567        $ 1,401,839
    Structured financings ................          (878,879)        (1,374,928)
                                                 -----------        ------------
    Net investment .......................            12,688             26,911
Mortgage assets previously
  presented on a net basis ...............             6,277             10,970
                                                 -----------        ------------
Total ....................................       $    18,965        $    37,881
                                                 ===========        ============

   At December 31, 1994, the effective prospective yield, based on the estimated future cash flows and the net carrying value, on the net mortgage assets was approximately 29%.

   As of December 31, 1994 and 1993, approximately $117,819,000 and $258,354,000 of structured financings (including those underlying mortgage assets previously presented on a net basis) bear variable interest rates.

(b) Income statement data

During 1994, the Company exercised redemption rights associated with four mortgage assets and sold the underlying mortgage collateral at gains totaling $4,263,000 and net proceeds of $11,227,000.

(c) Hedging  transactions

In 1992, the Company purchased "Cap Agreements" to protect against the negative effect on mortgage asset cash flows in 1994 that would result if interest rates were to increase from their then levels. The "Cap Agreements", purchased for $2,459,000, called for payments to the Company equal to the excess of one-month LIBOR over 5.5% on specified dates during 1994 (generally monthly) times $240,000,000. The effect of the Cap Agreements was to provide that interest rates on structured financings equal to the stated amount would be based on a LIBOR rate of the lower of 5.5% or the actual rate during 1994.

   Also in 1992, the Company executed short sales of Eurodollar Futures Contracts on the International Monetary Market exchange. The effect of the Futures Contracts was to "fix" the interest rate on $190,000,000 of the structured financings at approximately 6.75% for 1995. In 1993, the Company recorded losses of $4,168,000 on the Future Contracts. In 1994, the Company closed out its Futures Contract position and realized a gain of $1,152,000 which was recorded as set forth below.

   Both the Cap Agreements and the Futures Contracts were entered into as hedges against the interest rate impact on mortgage asset cash flows in 1994 and 1995. The cost of the Cap Agreements ($2,459,000) and the losses incurred on the Futures Contracts during 1993 ($4,168,000) were accounted for as additional costs of the mortgage assets and were written off in connection with the adoption of SFAS No. 115 in December 1993. Such amounts are included in the "Cumulative effect of accounting change" in the accompanying Income Statement. The 1994 gain on the Futures Contracts ($1,152,000) was recorded as a reduction in the carrying value of the mortgage assets.

   Because of (1) the decline in importance of the Company's mortgage assets investments as a result of its emphasis on apartment acquisitions and (2) the decline in the amount of variable rate structured financings underlying the mortgage assets, the Company no longer plans to invest in hedging the interest rate impact on mortgage assets and had no such investments at December 31, 1994.

--------------------------------------------------------------------------------
4. Notes Payable

Real estate notes payable -- The apartment properties acquired on January 12, 1994 were financed by a combination of new first mortgage loans and the assumption of existing first mortgage loans totaling $45,700,000 and seller carryback financing of $6,500,000. The first mortgage loans are nonrecourse and non-cross collateralized. They generally have a ten year term and bear fixed interest rates ranging from 8.5% to 10.1%, with a weighted average fixed rate of 8.6% at December 31, 1994. The seller carryback notes are unsecured notes and bear a fixed interest rate of 7.5%. The notes are amortized over a three-year period ending on February 1, 1997 with monthly principal and interest payments of $202,000. Amortization of deferred loan cost was $ 88,000 for 1994.

   The scheduled maturities of the real estate notes payable are as follows (in thousands):

                 1995                   $       2,855
                 1996                           2,703
                 1997                           2,571
                 1998                             288
                 1999                             498
                 Thereafter                    41,778
                                        -------------
                 Total                  $      50,693
                                        =============

Mortgage assets notes payable -- In 1992, the Company issued $80,000,000 of Secured Notes ("Notes") to a group of institutional investors. The Notes bear a fixed interest rate of 9.02% per year. The Notes are collateralized by all of the mortgage assets of the subsidiary and funds held by the trustee. The Company is required to use the net proceeds from the redemption of the mortgage interest to prepay the Notes at a premium. During 1994, the Company made prepayments of $10,355,000.

   On January 25, 1995, the Company caused the early redemption of a mortgage asset and used the net proceeds to prepay $2,800,000 of the Notes. On February 15, 1995, the Company used $393,000 of its cash and the funds held by the trustee to prepay the entire balance of the Notes. Accordingly, the funds held by the trustee ($21,583,000 and $24,306,000 at December 31,1994 and 1993) were presented as a reduction of the Notes balance in the consolidated balance sheets. The Company recorded a credit in February 1995 to income of $2,420,000 for the excess prepayment premium accrued in 1993.

   Amortization of deferred loan cost was $549,000 for 1993 and $762,000 for 1992.

--------------------------------------------------------------------------------
5. Stock Options

The Company has two stock option plans which are administered by the Board of Directors. The purpose of the plans is to provide a means of performance based compensation to attract and retain directors and key personnel.

   Under the plans, options to acquire a maximum of 700,000 shares of the Company's common stock may be granted at an exercise price not less than the fair market value of the stock. The options expire ten years after the date of grant. Upon exercise of the options, the Company can elect to distribute cash in lieu of shares.

   Information on stock options granted under the plans is summarized below:

                                                   Number of       Option Price
                                                     Shares          Per Share
                                                   ----------      ------------
Outstanding at
        December 31, 1992 ................          450,659          $2.63-$5.25
Options granted ..........................           16,046          $1.63-$2.19
Outstanding at
        December 31, 1993 ................          466,705          $1.63-$5.25
Options and DERs canceled ................          (24,503)         $2.63-$5.25
Options granted ..........................           70,000             $2.25
Outstanding at
        December 31, 1994 ................          512,202          $1.63-$5.25

   In addition, in connection with the renewal of the management agreement for 1994, the Company and the Manager agreed to eliminate the incentive management fee provision and the Company granted to the partners of the Manager non-qualified options to purchase 1,549,000 shares of common stock and 451,000 shares of stock appreciation rights ("SARs") with an exercise price of $1.72 per share. The exercise price was 10% above the closing market price of the common stock on the grant date. The holders will also receive payments equal to the product of the per share dividend amount times the number of options and SARs outstanding. The options and SARs will expire in December 1998. As of December 31, 1994, two-thirds of the options and SARs were exercisable and one-third will be exercisable in December 1995; none of the options and SARs have been exercised.

--------------------------------------------------------------------------------
6. Fair Value of Financial Instruments

(a) General -- The following disclosure of the estimated fair value of financial instruments is made in accordance with requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments." Although management uses its best judgement in estimating the fair value of these instruments, there are inherent limitations in any estimation technique and the estimates are thus not necessarily indicative of the amounts which the Company could realize on a current transaction.

(b) Basis of Estimates -- Mortgage Assets. The fair value of mortgage assets is generally dependent on (1) the characteristics of the asset, (2) estimates of future cash flows and (3) the discount rate used to calculate the present value of the cash flows. The market for mortgage assets is illiquid and the traded prices are determined on a privately negotiated basis. Based on estimates of cash flows and the carrying values at December 31, 1994, the prospective yield on the Company's mortgage assets was 29% (excluding the redemption of a series in January 1995 at a gain of $784,000). The Company has used the carrying value of mortgage assets as their fair value.

   Based on estimates of mortgage asset cash flows at December 31, 1994, prepared using interest rates and estimated mortgage prepayment rates at that time, the net present value of the mortgage assets (including the proceeds of a series redeemed in January 1995) using various discount rates would be (amounts in thousands):

                              Discount            Net
                               Rate          Present Value
                              -------        -------------
                                10%             $34,112
                                15%              28,318
                                25%              22,101

Real Estate Notes Payable. The Company has used the carrying value of real estate notes payable as their fair value. At December 31, 1994, the interest rates on the Company's notes payable were the market rates for debt instruments with similar terms and maturities.

Mortgage Assets Notes Payable. As the Company prepaid the notes payable in February 1995, their fair value is based on the payoff amount including accrued interest.

(c) Estimated Fair Values

                                                        Carrying      Estimated
                                                         Amount      Fair Value
                                                        --------      ----------
Mortgage assets ................................         $18,965         $18,965
Real estate notes payable ......................          50,693          50,693
Mortgage assets notes payable ..................           6,422           3,986

--------------------------------------------------------------------------------
7. Operating Expenses

Related Party Transactions -- Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1995. Pursuant to the agreement, the Manager receives a base management fee of 3/8 of 1% per annum of the Company"s average invested assets (net of structured financing). The management fees for 1994, 1993 and 1992 were $544,000, $625,000 and $842,000, respectively.

   Under the agreement, the Manager must reimburse the Company for any management fees received for the year to the extent that the operating expenses (as defined) for the year exceed the greater of 2% of the Company's average invested assets or 25% of its net income (as defined), unless the unaffiliated directors determine that a higher level of expenses is justified for such year. Additionally, if the agreement is terminated without cause (as defined) or not renewed on terms as favorable to the Manager, the Manager will be entitled to receive for a three-year period the management fees relating to the invested assets purchased prior to the termination date, which would have been payable had the agreement remained in effect.

   The Manager also performs certain analyses and other services in connection with the administration of structured financing related to the Company's mortgage assets. For such services, the Company paid the Manager $247,500 for 1994, $260,000 for 1993 and $244,000 for 1992 plus reimbursed costs.

   The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment properties. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to a maximum limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The allocation to the Company for 1994 was $184,000 (approximately 1.5% of real estate operating income), which was net of an allocated credit (applicable only in 1994) of $246,000.

Operating Expenses -- Operating expenses in 1994 included an accrual for the cost of the stock appreciation rights of $324,000 and dividend equivalent expenses of $200,000 on the stock options and SARs. Operating expenses for 1993 have been reduced by $470,000 as a result of the reimbursement received from the insurance carriers for legal fees incurred in defending the Company in the previously disclosed class action lawsuit. Operating expenses for 1992 were reduced by $400,000 as a result of the reversal of deferred compensation expense on stock options.

--------------------------------------------------------------------------------
8. Taxable Income (Loss) (unaudited)

As of December 31, 1994, the Company had an estimated net operating loss carryforward of $75,000,000 which can be used to offset taxable income other than excess inclusion income through 2009 (1999 for state taxes). Substantially all of the dividends for 1994, 1993 and 1992 constitute ordinary income. During these years, the Company had excess inclusion income from the residual interest in certain real estate mortgage investment conduits ("REMICs") which cannot be used to offset operating losses and deductions from other sources or the net operating loss and under the current tax law for REITs, excess inclusion income is required to be distributed as dividends. Excluding the effect of excess inclusion income, the Company incurred an estimated taxable loss of $7,500,000 million for 1994.

   Net income reported in the accompanying consolidated financial statements is different than the taxable income due to the reporting of some income and expense items in different periods for income tax purposes. The difference consists primarily of (1) difference in income recognition of mortgage assets;
(2) reserves on mortgage assets which are not currently deductible; and (3) excess inclusion income for tax purposes. These timing differences will reverse in future years.

   Taxable income for 1994 is subject to change when the Company prepares and files its income tax returns. The taxable income amounts also are subject to adjustments, if any, resulting from audits of the Company's tax returns by the Internal Revenue Service (the "IRS").

   In March 1994, following a routine audit of the Company by the IRS for 1989, 1990 and 1991, the IRS sent to the Company a Proposed Adjustment (the "Proposed Adjustment") of taxes due of $13,834,000. In September 1994, the IRS withdrew this proposed adjustment of taxes due. The audits for those years have been completed and no other proposed adjustments have been made.

--------------------------------------------------------------------------------
9. Quarterly Financial Data (unaudited)

(Dollars in Thousands Except Per Share Amounts)
                         Total Income        Net Income (Loss)        Dividends
                            (Loss)          Amount      Per Share     Per Share
                         ------------     ----------    ---------     ---------
1994
First .............       $  5,263        $  1,218       $  0.08        $   --
Second ............          7,369           2,699          0.17            --
Third .............          6,228           2,074          0.13            --
Fourth ............          5,087           1,711          0.12            0.10

1993
First .............       $ (9,069)       $ 11,174       $ (0.72)       $   --
Second ............         (1,126)         (2,877)        (0.19)           --
Third .............            530          (1,320)        (0.09)            .05
Fourth ............          (3071)        (25,199)        (1.62)            .18

1992
First .............       $  4,947        $  2,815       $  0.17        $   0.25
Second ............         (5,222)         (7,560)        (0.47)           0.20
Third .............        (36,543)        (38,732)        (2.41)           --
Fourth ............        (19,112)        (21,398)        (1.36)           --




                          ASR INVESTMENTS CORPORATION
            SCHEDULE XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)
                                                            Initial Cost to Company
                                                         -----------------------------
                                                                             Cost
                                                            Building      Capitalized
                          Year                                and        Subsequent to
Apartment Property       Built   Encumbrances     Land    Improvements    Acquisition
------------------       -----   ------------   -------   ------------   -------------

TUCSON, ARIZONA
Acacia Hills,             1986     $ 1,036      $   255     $ 1,089          $   27
Casa Del Norte            1984       1,387          386       1,453              73
Desert Springs            1985       4,647        1,115       4,754             106
Landmark                  1986       3,067          409       4,138             181
Park Terrace              1986       2,721          316       3,191             118
Park Village              1985         593           92         672              46
Posada Del Rio            1980       1,620          534       3,022              41
South Point               1984       1,876          291       2,135              72
                                 ------------   -------   -------------   -------------
Total Tucson                        16,947        3,398       20,454            664
                                 ------------   -------   -------------   -------------

HOUSTON, TEXAS
Clear Lake Falls          1980       3,152          867        3,261            173
The Gallery               1988       1,655          732        1,196            627
Memorial Bend             1987       1,939        1,187        1,287            149
Nantucket Square II       1983       2,777          686        2,925            147
Prestonwood               1978       2,489          761        2,696            261
Riviera Pines             1979       3,295        1,025        3,073            337
                                 ------------   -------   -------------   --------------
Total Houston                       15,307        5,258       14,438          1,694
                                 ------------   -------   -------------   --------------

ALBUQUERQUE, NEW MEXICO
Dorado Terrace            1986       5,254        2,700        4,224            103
Village Serena            1986       2,702          883        2,647             61
Whispering Sands          1986       5,614        1,442        6,149            148
                                 ------------   -------    ------------   --------------
Total Albuquerque                   13,570        5,025       13,020            313
                                 ------------   -------    ------------   --------------

TOTAL                              $45,824      $13,681      $47,912         $2,671
                                 ============   =======    ============   ==============




                          ASR INVESTMENTS CORPORATION
            SCHEDULE XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)
                                  (Continued)

                              Gross Amount at Which Carried at December 31, 1994
                         -----------------------------------------------------------

                                     Building                            Depreciable
                                       and         Accumulated    Year      Lives
Apartment Property        Land     Improvements   Depreciation   Built      Years
------------------       -------   ------------   ------------   -----   -----------
TUCSON, ARIZONA
Acacia Hills,            $   255      $ 1,116         $   44      1986       27.5
Casa Del Norte               386        1,526             63      1984       27.5
Desert Springs             1,115        4,860            191      1985       27.5
Landmark                     409        4,319            165      1986       27.5
Park Terrace                 316        3,309            133      1986       27.5
Park Village                  92          718             31      1985       27.5
Posada Del Rio               534        3,063            123      1980       27.5
South Point                  291        2,207             92      1984       27.5
                         -------   ------------   ------------
Total Tucson               3,398       21,118            842
                         -------   ------------   ------------

HOUSTON, TEXAS
Clear Lake Falls             867        3,434            133      1980       27.5
The Gallery                  732        1,823             59      1988       27.5
Memorial Bend              1,187        1,436             63      1987       27.5
Nantucket Square II          686        3,072            118      1983       27.5
Prestonwood                  761        2,957            123      1978       27.5
Riviera Pines              1,025        3,410            129      1979       27.5
                         -------   ------------   ------------
Total Houston              5,258       16,132            625
                         -------   ------------   ------------

ALBUQUERQUE, NEW MEXICO
Dorado Terrace             2,700        4,327            160      1986       27.5
Village Serena               883        2,709            111      1986       27.5
Whispering Sands           1,442        6,297            257      1986       27.5
                         -------   ------------   ------------
Total Albuquerque          5,025       13,333            528
                         -------   ------------   ------------

TOTAL                    $13,681      $50,583         $1,995
                         =======   ============   ============

(a) The aggregate cost of real estate investments for federal income tax purposes is approximately $62,269 at December 31, 1994

(b) All of the above apartment properties were acquired in 1994.

(c) Building and improvements are depreciated using 27.5 years while furniture and fixtures are depreciated using seven years.

                          ASR INVESTMENTS CORPORATION
            SCHEDULE XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 (IN THOUSANDS)

    A  summary  of  activity  for  real  estate   investments   and  accumulated
depreciation is as follows:


                                                                           1994
                                                                          ------
Balance, beginning of year ................................              $     0
  Acquisitions ............................................               61,593
  Improvements ............................................                2,671
  Dispositions and other ..................................                    0
                                                                         -------
Balance, end of year ......................................              $64,264
                                                                         =======

Balance, beginning of year ................................              $     0
  Depreciation ............................................                1,995
  Dispositions and other ..................................                    0
                                                                         -------
Balance, end of year ......................................              $ 1,995
                                                                         =======