Form 10-Q
period 1995-03-31
ASR INVESTMENTS CORP
filed 1995-05-11
CIK 817383

FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended: March 31, 1995 Commission File Number: 1-9646

                           ASR Investments Corporation
       ----------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

                                    Maryland
      ----------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                   86-0587826
      ----------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

                   335 N. Wilmot, Suite 250, Tucson, AZ 85711
      ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (520) 748-2111
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not applicable)
     ----------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        X   Yes          No
                    --------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $.01) outstanding as of March 31, 1995:
15,749,138 shares.

                          ASR INVESTMENTS CORPORATION
                          Consolidated Balance Sheets
                      March 31, 1995 and December 31. 1994
                             (Dollars in Thousands)



                                                               1995        1994
                                                            ---------    -------
Assets                                                     (Unaudited)


Real estate investments
   Apartments, net of depreciation .......................    $72,442    $66,506
   Investments in joint ventures .........................      1,744      1,364
   Land for future development ...........................      3,181
   Other real estate .....................................      3,644      5,186
                                                              -------    -------
      Total real estate investments ......................     81,011     73,056
Mortgage assets ..........................................     15,757     18,965
Cash .....................................................        976      4,129
Other assets .............................................        765        595
                                                              -------    -------
       Total assets ......................................    $98,509    $96,745
                                                              =======    =======

Liabilities

Real estate notes
   Secured ...............................................    $52,343    $45,825
   Unsecured .............................................      4,346      4,868
                                                              -------    -------
     Total real estate notes .............................     56,689     50,693
Notes payable secured by mortgage assets, net of
  funds held by trustee of $21,583 .......................                 6,422
Other liabilities ........................................      2,913      2,530
                                                              -------    -------
       Total  liabilities ................................     59,602     59,645

Stockholders'  Equity

40,000,000 shares of $.01 Common Stock authorized;
16,542,952 and 16,243,649 shares  issued with 743,656
held in Treasury .........................................     38,907     37,100
                                                              -------    -------
   Total  liabilities  and  stockholders'  equity ........    $98,509    $96,745
                                                              =======    =======


See Notes to Consolidated Financial Statements.

                          ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Net Income
                  For the Quarters Ended March 31, 1995 and 1994
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)




                                                             1995          1994
                                                         --------      --------

Real  Estate  Operations
   Rental income and other income ..................     $  3,523      $  2,807
                                                         --------      --------
   Operating and maintenance expenses ..............        1,178           826
   Real estate taxes and insurance .................          350           309
   Depreciation and amortization ...................          507           462
                                                         --------      --------
      Total  operating  expenses ...................        2,035         1,597
                                                         --------      --------
   Income  from  real  estate ......................        1,488         1,210
                                                         --------      --------
Mortgage  Assets
   Interest income from mortgage assets ............        1,143         2,192
   Gain on redemption of mortgage assets ...........        3,158
                                                         --------      --------
   Income from mortgage assets .....................        4,301         2,192
                                                         --------      --------

Operating and administrative expenses ..............       (1,350)         (610)
                                                         --------      --------
Total Operating Income .............................        4,439         2,792

Interest expense and other income
   Interest and other income .......................          159           264
   Interest on real estate notes ...................       (1,154)       (1,011)
   Interest on notes secured by mortgage assets ....          (85)         (827)
                                                         --------      --------
Net Income .........................................     $  3,359      $  1,218
                                                         ========      ========

Net  Income  Per  Common  Share ....................     $   0.22      $   0.08
                                                         ========      ========

Average  Shares of Common Stock  Outstanding .......       15,547        15,500
                                                         ========      ========

Dividends  Declared  Per  Share ....................     $   0.10          --
                                                         ========      ========



                    See  Notes  to  Consolidated  Financial  Statements.

                           ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Cash Flows
                 For the Quarters Ended March 31, 1995 and 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                             1995          1994
                                                          -------       -------
OPERATING  ACTIVITIES
Net income ..........................................     $ 3,359       $ 1,218
Principal noncash charges (credits)
    Gain on redemption of mortgage assets ...........      (2,420)
    Depreciation and amortization ...................         535           474
    Increase in accrual .............................         705
                                                          -------       -------
Cash Provided By Operations .........................       2,179         1,692
                                                          -------       -------

INVESTING  ACTIVITIES
Investment in apartments ............................      (6,471)      (61,092)
Investment in joint ventures ........................        (380)
Purchase of land for future development .............      (3,181)
Other real estate assets ............................       1,542
Reduction in mortgage assets ........................       3,208         5,019
(Increase) decrease in other assets .................        (170)          917
                                                          -------       -------
Cash  (Used in)  Investing  Activities ..............      (5,452)      (55,156)
                                                          -------       -------

FINANCING  ACTIVITIES
Issuance of real estate notes payable ...............       6,440        50,363
Payment of loan costs ...............................                    (1,199)
Repayment of notes payable
  Real estate notes .................................        (444)         (276)
  Notes secured by mortgage assets ..................      (4,002)       (1,395)
Exercise of stock options ...........................          23
Payment of dividends ................................      (1,575)
Increase (decrease) in other liabilities ............        (322)          999
                                                          -------       -------
Cash  Provided  By Financing  Activities ............         120        48,492
                                                          -------       -------

Cash
    Decrease during the period ......................      (3,153)       (4,972)
    Balance - beginning of period ...................       4,129        10,407
                                                          -------       -------
    Balance - end of period .........................     $   976       $ 5,435
                                                          =======       =======

Supplemental Disclosure of Cash Flow Information
Cash paid for Company's interest expense ............     $ 1,383       $ 2,288
                                                          =======       =======


See Notes to Consolidated Financial Statements



                          ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1995
                                 (In Thousands)
                                  (Unaudited)


                                                                                                               Common
                                                                 Additional                                   Stock in
                                        Number of       Par        Paid-In                       Notes       Treasury -
                                          Shares       Value       Capital         Deficit     Receivable      at Cost        Total
                                        ---------     ------     ----------      ----------    ----------    ----------    ---------

Balance, 1/1/95 ....................      16,244       $162       $154,996       ($115,747)                  ($2,311)       $37,100
Exercise of stock ..................         249          2            643                       ($622)                          23
Net income .........................                                                 3,359                                    3,359
Dividends declared .................                                                (1,575)                                  (1,575)
                                          ------       ----       --------       ---------       -----       -------        -------
Balance, 3/31/95....................      16,493       $164       $155,639       ($113,963)      ($622)      ($2,311)       $38,907
                                          ======       ====       ========        ========        ====        ======        =======


                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1995 and 1994



NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly owned subsidiaries (collectively the "Company"). Investments in joint ventures in which the Company does not own a controlling interest are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the December 31, 1994 audited consolidated financial statements and notes thereto.

         Certain reclassification has been made to conform the prior years with the current year presentation.

NOTE 2 - REAL ESTATE INVESTMENTS

         At December 31, 1994, the Company owned directly seventeen apartment communities (2,461 units) located in Arizona, Texas, and New Mexico. In addition, the Company owned four apartment communities (928 units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp.

         In February 1995, the Company purchased a 222-unit community in Mesa, Arizona for $6,356,000 ($28,631 per unit). The purchase was financed by a $3,770,000 loan bearing a variable interest rate at 225 basis points over three-month LIBOR.

         In February 1995, the Company also acquired a 163-unit community through a joint venture with a pension plan affiliate of Citicorp. The property was purchased for $6,858,000 ($42,074 per unit) using a $4,445,000 loan bearing a variable interest rate at 225 basis points over three-month LIBOR. As with all its other joint ventures, the Company is a 15% equity partner and the managing member of the joint ventures. The Company will receive between 15% and 51% of the total profits and cash flows depending on the ultimate financial performance of the property.

      Apartment communities owned directly by the Company as of March 31, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                1995            1994
                                             ---------      ---------
          Land .........................     $  15,514      $  13,681
          Building and Improvements ....        55,636         50,583
          Accumulated Depreciation .....        (2,502)        (1,995)
          Restricted Cash and
                 Deferred Loan fees ....         3,794          4,237
                                             ---------      ---------
          Apartments, net ..............     $  72,442      $  66,506
                                             =========      =========

         The condensed combined financial statements for the Company's various joint ventures are as follows (in thousands):

                        Condensed Combined Balance Sheet
                   As of March 31, 1995 and December 31, 1994

                                                           1995           1994
                                                       ---------        --------
Real estate, at cost net
  of depreciation ..............................         $30,605         $23,778
Cash and other assets ..........................           1,611           1,424
                                                         -------         -------
    Total Assets ...............................         $32,216         $25,202
                                                         =======         =======

Notes payable ..................................         $20,038         $15,644
Other liabilities ..............................             539             424
                                                         -------         -------
   Total Liabilities ...........................          20,577          16,068
                                                         -------         -------
Equity
   The Company .................................           1,744           1,364
   Joint venture partner .......................           9,895           7,770
                                                         -------         -------
   Total Equity ................................          11,639           9,134
                                                         -------         -------
   Total Liabilities and Equity ................         $32,216         $25,202
                                                         =======         =======

                   Condensed Combined Statement of Operations
                      For the Quarter Ended March 31, 1995

Revenues ................................................              $  1,251
Operating expenses ......................................                  (539)
Depreciation ............................................                  (222)
Interest expenses .......................................                  (364)
                                                                       --------
Net Income ..............................................              $    126
                                                                       ========

Allocation of Net Income
   The Company ..........................................              $     19
   Joint Venture Partner ................................              $    107



NOTE 3 - MORTGAGE ASSETS

         The mortgage interests entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing which they secure. The Company also has the right to cause the early redemption of the structured financing under specified limited conditions. In such event, the mortgage instruments would be sold and the net proceeds, if any, after the redemption of the structured financing would be remitted to the Company. At March 31, 1995 and December 31, 1994, the effective prospective yield, based on the estimated future cash flows and the net carrying value, on the net mortgage assets was approximately 29%.

         During the first quarter of 1995, the Company exercised the redemption rights associated with one mortgage asset and sold the underlying mortgage collateral at a gain of $783,000 and received net proceeds of approximately $2.8 million.


NOTE 4 - NOTES PAYABLE

         In February 1995, as provided for by the terms of the loan agreement, the Company prepaid the entire balance of the notes payable secured by mortgage assets. The Company recorded a credit to income for the excess accrued prepayment premium of $2,420,000; such credit has been included in the gain on redemption of mortgage assets.

         In April 1995, the Company prepaid the unsecured notes payable as provided for by the terms of the note agreement at a discount of $311,000 which will be recorded as a credit to income in the quarter ending June 30, 1995.

         In April 1995, the Company acquired the other 50% interest in a joint venture to develop a 356-unit apartment community in Tempe, Arizona. The Company issued a $2,186,000 note secured by the land which is due on September 15, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1995. The Management fees paid to the Manager for the quarters ended March 31, 1995 and 1994 were $94,000 and $145,000 for the base management fee amd $56,000 and $65,000 for administrative service.


         The Company has a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment properties. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. For the quarters ended March 31, 1995 and 1994, the costs allocated to the Company were $112,000 and $49,000 (net of an allocated credit of $54,000 applicable only in 1994). The costs approximate 3.2% and 1.8% of rental income for the quarters ended March 31, 1995 and 1994.




                           ASR INVESTMENTS CORPORATION
                       MANAGEMENT DISCUSSIONS AND ANALYSIS
                 FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994




General

         ASR Investments Corporation (the Company) is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the Southwestern United States. In January 1994, the Company acquired its initial portfolio of seventeen apartment communities (2,461 units located in Arizona, Texas and New Mexico. In the second half of 1994, the Company acquired four communities (928 units) in Arizona through joint ventures with a pension plan affiliate of Citicorp. In February 1995, the Company acquired a 222-unit community in Arizona directly and a 163-unit community in Arizona through a joint venture with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing member of the joint ventures. The Company will receive between 15% and 51% of the net profits and cash flow depending on the ultimate performance of the joint ventures.

         In addition to the apartment communities, the Company continues to own mortgage assets. The Company uses cash flows from the mortgage assets for apartment acquisition and other corporate purposes.

Results of Operations

         The Company had net income of $3,359,000 for the first quarter of 1995 compared to $1,218,000 for the first quarter of 1994. The income in 1995 results from increases in income from both the apartments and mortgage assets.

         In the first quarter 1995, operating income (before debt service and depreciation) from the apartments was $1,995,000 which, after deducting related interest expense, is a 10% increase from the first quarter 1994. As a result of high demand, rental rates in the Company's apartment communities were 4.3% higher in the first quarter of 1995 compared to the same period in 1994.

         Income from mortgage assets for the first quarter of 1995 decreased from the first quarter of 1994 due to lower balances as a result of amortization of the assets. The effect is mitigated by a higher yield in 1995 due to lower mortgage prepayment rates. The Company realized gains in the first quarter of 1995 of $3,158,000, which consisted of $738,000 from the redemption of one mortgage asset and the sale of the underlying mortgage instruments and $2,420,000 from the reversal of the excess prepayment penalty accrued in 1993.

         Operating expenses for the first quarter 1995 increased due to the accrual of expenses relating to the stock appreciation rights ($705,000) and dividend equivalent payments on the options and stock appreciation rights ($200,000). These increases were partially offset by lower management fees ($51,000) and the Company's efforts to reduce operating expenses.

         Interest and other income decreased in 1995 due to lower cash balances. Real estate interest expense increased because of the borrowing incurred in the first quarter 1995 in connection with the acquisition of the 222-unit community located in Mesa, Arizona. Interest expense related to mortgage assets decreased due to the payoff of the notes in February 1995.

Liquidity, Capital Resources and Commitments

         Cash provided by operations for the first quarter of 1995 were higher due to the redemption of one mortgage asset and the sale of the underlying mortgage instruments. Cash used in investing activities was much lower for the 1995 quarter as the company purchased its initial apartment portfolio in the first quarter of 1994. Additionally, cash provided by financing activities was lower in the first quarter of 1995 due to the payoff of the note secured by mortgage assets in 1995, the payment of dividends in first quarter of 1995 and the issuance of notes related to the initial apartment portfolio acquired in the first quarter of 1994.

         The Company currently depends primarily on the cash flows generated from its existing mortgage assets to fund its acquisition of apartment communities. During the quarter ended March 31, 1995, the mortgage assets generated cash flows of $5,089,000. Below are estimates of future cash flows from the mortgage assets beginning with April 1995 using three interest rate assumptions. Case 2 represents approximate interest rates and forecasts of prepayments rates made by market participants at March 31, 1995. The percentage shown for assumed mortgage prepayments represents the average of annual prepayments assumed for the underlying mortgages (dollars are in thousands:)



                                           Case 1         Case 2         Case 3
                                           ------         ------         ------

Assumed one month LIBOR ...........             4%             6%             8%
Assumed prepayments ...............          27.4%          12.5%           7.2%

Estimated cash flows
         1995......................      $  6,290       $  5,526       $  4,762
         1996......................         6,712          6,050          5,090
         1997......................         4,478          4,876          4,492
         1998......................         2,990          3,939          3,959
         1999......................         2,048          3,171          3,494
         2000-2018 ................        14,624         34,382         54,690
                                         --------       --------       --------
         Total ....................      $ 37,142       $ 57,944       $ 76,487
                                         ========       ========       ========

         At March 31, 1995, the Company had cash of $976,000 and short-term real estate notes receivable of $1,012,000. The Company intends to use such funds for acquisition of apartments, capital improvements on existing properties and working capital.

         In February 1995, the Company prepaid the entire balance of the notes payable secured by mortgage assets. As a result, the mortgage assets are no longer encumbered. These mortgage assets can be used as collateral for financing for the Company.

         In April 1995, the Company prepaid the unsecured notes payable. The Company borrowed $3,000,000 under a reverse repurchase agreement that is secured by certain mortgage assets with an aggregate book value of $4,163,000 at March 31, 1995.

Inflation

         The apartment leases generally are for terms of six to twelve months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire. To the extent that the inflation rate influences federal monetary policy and results in rising short-term interest rates or declines in mortgage interest rates, the income and cash flows from the mortgage assets would be adversely affected.


                           ASR INVESTMENTS CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995



PART II

OTHER INFORMATION

Item 1.     Legal Proceedings - None
            -----------------

Item 2.     Changes in Securities - Not applicable
            ---------------------

Item 3.     Defaults Upon Senior Securities - Not applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders - Not applicable
            ---------------------------------------------------

Item 5.     Other Information - Not applicable
            -----------------

Item 6.     Exhibits and Reports on Form 8-K - None
            --------------------------------




                              ********************

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION






Mary C. Swanton                                 Joseph C. Chan
- ----------------------------                    -------------------------------
Mary C. Swanton                                 Joseph C. Chan
Controller                                      Executive Vice President,
May 12, 1995                                    Chief Operating Officer,
                                                Chief Financial and
                                                Accounting Officer
                                                May 12, 1995