Form 10-Q
period 1995-06-30
ASR INVESTMENTS CORP
filed 1995-08-11
CIK 817383

FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended: June 30, 1995 Commission File Number: 1-9646
                           -------------

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

                                 (520) 748-2111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not applicable)
              ----------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        X   Yes            No
                    --------       --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $.01) outstanding as of June 30, 1995: 3,149,827 shares(adjusted for the one-for-five reverse stock split on July 7, 1995.

                          ASR INVESTMENTS CORPORATION
                          Consolidated Balance Sheets
                      June 30, 1995 and December 31. 1994
                             (Dollars in Thousands)


                                                                1995      1994
                                                            -----------  -------
                                                            (Unaudited)
Assets

  Real estate investments
     Apartments, net of depreciation                          $72,177    $66,506
     Investments in joint ventures                              3,167      1,364
     Land for future development                                3,355
     Other real estate                                          2,824      5,186
                                                              -------    -------
        Total real estate investments                          81,523     73,056
  Mortgage assets                                              14,734     18,965
  Cash                                                            756      4,129
  Other assets                                                    514        595
                                                              -------    -------
         Total assets                                         $97,527    $96,745
                                                              =======    =======
Liabilities

  Real estate notes
     Secured                                                  $51,800    $45,825
     Unsecured                                                             4,868
                                                              -------    -------
       Total real estate notes                                 51,800     50,693
  Notes payable secured by mortgage assets, net of
    funds held by trustee of $21,583                                       6,422
  Reverse repurchase liability                                  3,008
  Other liabilities                                             3,372      2,530
                                                              -------    -------
         Total  liabilities                                    58,180     59,645

Stockholders' Equity

  40,000,000 shares of $.01 Common Stock authorized;
  3,308,590 and 3,248,729 shares  issued with 148,731
  held in Treasury                                             39,347     37,100
                                                              -------    -------
     Total  liabilities  and  stockholders'  equity           $97,527    $96,745
                                                              =======    =======


  See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Net Income
          For the Quarters and Six Months Ended June 30, 1995 and 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                   Quarters        Six  Months
                                               ---------------   --------------
                                                1995      1994    1995     1994
                                               ------   ------   ------  ------

Real  Estate  Operations
  Rental income and other income               $3,551   $3,205   $7,074  $6,012
                                               ------   ------   ------  ------
  Operating and maintenance expenses            1,235    1,128    2,413   1,954
  Real estate taxes and insurance                 400      346      750     655
  Depreciation and amortization                   767      473    1,274     935
                                               ------   ------   ------  ------
    Total  operating  expenses                  2,402    1,947    4,437   3,544
                                               ------   ------   ------  ------
  Income  from  real  estate                    1,149    1,258    2,637   2,468
                                               ------   ------   ------  ------

Mortgage  Assets
  Interest income from mortgage assets          1,048    1,577    2,191   3,769
  Gain on redemption of mortgage assets         1,296    2,554    4,454   2,554
                                               ------   ------   ------  ------
  Income from mortgage assets                   2,344    4,131    6,645   6,323
                                               ------   ------   ------  ------

Operating and administrative expenses            (840)    (982)  (2,190)  1,592
                                               ------   ------   ------  ------
Total Operating Income                          2,653    4,407    7,092   7,199

Interest expense and other income
  Interest and other income                       515       33      674     297
  Interest on real estate notes                (1,113)  (1,064)  (2,269)  2,109
  Interest on borrowings secured by mortgage      (40)    (678)    (123)  1,471
                                               ------   ------   ------  ------
Net Income                                     $2,015   $2,698   $5,374   3,916
                                               ======   ======   ======   =====

Net  Income  Per  Share of Common
  Stock and Common Stock Equivalents           $ 0.65   $ 0.87   $ 1.72  $ 1.26
                                               ======   ======   ======   =====

Average  Shares of Common Stock and
  Common Stock Equivalents                      3,335    3,100    3,297   3,100
                                               ======   ======   ======   =====

Dividends  Declared  Per  Share                $ 0.50     --     $ 1.00    --
                                               ======   ======   ======   =====

See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Cash Flows
          For the Quarters and Six Months Ended June 30, 1995 and 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                         Quarters                Six  Months
                                   --------------------     --------------------
                                     1995        1994         1995        1994
                                   --------    --------     --------    --------
OPERATING  ACTIVITIES
Net income                          $2,015      $2,698       $5,374      $3,916
Principal noncash charges (credits)
    Gain on rede                                             (2,420)
    Depreciation                       797         473        1,332         935
    Increase in accrual                                         705
                                   --------    --------     --------    --------
Cash  Provided                       2,812       3,171        4,991       4,851

INVESTING  ACTIVITIES
Investment in apartments              (532)     (1,624)      (7,003)    (62,704)
Investment in joint ventures        (1,423)                  (1,803)
Sale of real estate                              2,228        2,228
Purchase of land for future
  development                         (174)                  (3,355)
Other real estate assets               820                    2,362
Reduction in mortgage assets         1,023       8,980        4,231      13,999
(Increase) decrease in other
  assets                               251          48           81         965
                                   --------    --------     --------    --------
Cash  (Used in)                        (35)      9,632       (5,487)    (45,512)
                                   --------    --------     --------    --------

FINANCING  ACTIVITIES
Issuance of real estate notes
  payable                                                     6,440      50,363
Payment of loan costs                                                    (1,199)
Repayment of notes payable
  Real estate notes                 (4,889)                  (5,333)
  Notes secured by mortgage
    assets                                     (9,666)       (4,002)    (13,587)
Reverse repurchase liability         3,008                    3,008
Exercise of stock options                                        23
Payment of dividends                (1,575)                  (3,150)
Increase (decrease) in other
  liabilities                          459        592           137       1,591
                                   --------   --------     --------    --------
Cash (Used) Provided By
  Financing Activities              (2,997)    (9,074)       (2,877)     37,168
                                   --------   --------      --------   ---------

Cash
    Decrease during the period        (220)     3,729        (3,373)     (3,493)
    Balance - beginning of period      976      5,435         4,129      10,407
                                   --------   --------      --------    --------
    Balance - end of period        $   756     $9,164       $   756      $6,914
                                   ========   ========      ========    ========
Supplemental Disclosure of
  Cash Flow Information
Cash paid for Company's interest
  expense                          $ 1,407     $2,029        $2,790      $3,163
                                   ========   ========      ========    ========


See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1995
                                 (In Thousands)
                                  (Unaudited)

                                                                                                             Common
                                                                Additional                                   Stock in
                                     Number of       Par         Paid-In                       Notes         Treasury -
                                       Shares       Value         Capital       Deficit     Receivable      at Cost        Total
                                     ---------     --------     ----------     ---------    ----------      ---------     --------

Balance, January 1, 1995               16,244      $    162      $154,996      ($115,747)                   ($ 2,311)     $ 37,100
Reverse stock split                   (12,995)         (130)        130                                                          0
Stock issuance                             50             1         644                       ($   622)                         23
Net income                                                                         5,374                                     5,374
Dividends declared                                                                (3,150)                                   (3,150)
                                     --------      --------      --------       --------       -------       -------      --------
Balance, June 30, 1995                  3,299      $     33      $155,770      ($113,523)     ($   622)     ($ 2,311)     $ 39,347





See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1995 and 1994



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

Common Stock

         On July 7, 1995, the Company effected a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the consolidated financial statements reflect the reverse stock split and the number of common stock issued and all the per share amounts have been adjusted for the reverse stock split.

Reclassification

         Certain reclassification has been made to conform the prior years with the current year presentation.

NOTE 2 - REAL ESTATE INVESTMENTS

         At June 30, 1995, the Company owned directly eighteen apartment communities (2,683 units) located in Arizona, Texas, and New Mexico. In addition, the Company owned six apartment communities (1,441 units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp.

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

         In June 1995, the Company acquired a 350-unit luxury apartment community through a joint venture with a pension plan affiliate of Citicorp for $23,500,000 ($67,143 per unit). The purchase was financed with a short-term bank loan of $15,250,000, which will be replaced with a permanent fixed rate loan at 7.56%. As with all its other joint ventures, the Company is a 15% equity partner and the managing member of the joint ventures. The Company will receive between 15% and 51% of the total profits and cash flows depending on the ultimate financial performance of the property.

      Apartment communities owned directly by the Company as of June 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                      1995               1994
                                                    ---------         ---------
Land                                                $  15,514         $  13,681
Building and Improvements                              56,322            50,583
Accumulated Depreciation                               (3,269)           (1,995)
Restricted Cash and
         Deferred Loan fees                             3,610             4,237
                                                    ---------         ---------
Apartments, net                                     $  72,177         $  66,506
                                                    =========         =========

         The condensed combined financial statements for the Company's various joint ventures are as follows (in thousands):


                        Condensed Combined Balance Sheet
                   As of June 30, 1995 and December 31, 1994

                                                         1995             1994
                                                        -------          -------
Real estate, at cost net
  of depreciation                                       $54,799          $23,778
Cash and other assets                                     2,296            1,424
                                                        -------          -------
    Total Assets                                        $57,095          $25,202
                                                        =======          =======

Notes payable                                           $35,227          $15,644
Other liabilities                                           747              424
                                                        -------          -------
   Total Liabilities                                     35,974           16,068
                                                        -------          -------
Equity
   The Company                                            3,167            1,364
   Joint venture partner                                 17,954            7,770
                                                        -------          -------
   Total Equity                                          21,121            9,134
                                                        -------          -------
   Total Liabilities and Equity                         $57,095          $25,202
                                                        =======          =======


                   Condensed Combined Statement of Operations
               For the Quarter and Six Months Ended June 30, 1995

                                                      Quarter        Six Months
                                                      -------        ----------
Revenues                                              $ 1,487          $ 2,738
Operating expenses                                       (606)          (1,145)
Depreciation                                             (290)            (512)
Interest expenses                                        (491)            (855)
                                                      -------          -------
Net Income                                            $   100          $   226
                                                      =======          =======

Allocation of Net Income
   The Company                                        $    15          $    34
   Joint Venture Partner                              $    85          $   192

NOTE 3 - MORTGAGE ASSETS

         The mortgage interests entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing which they secure. The Company also has the right to cause the early redemption of the structured financing under specified conditions. In such event, the mortgage instruments would be sold and the net proceeds after the redemption of the structured financing would be remitted to the Company. At June 30, 1995, the effective prospective yield of the mortgage assets, based on the estimated future cash flows was approximately 26%.

         During the first quarter of 1995, the Company exercised the redemption rights associated with one mortgage asset, sold the underlying mortgage instruments at a gain of $738,000 and received net proceeds of approximately $2.8 million.

         In the second quarter of 1995, the Company sold one of its mortgage asset for a gain of $1,296,000 and net proceeds of $1,509,000.

         In July 1995, the Company redeemed a mortgage asset that should produce redemption income and net proceeds of approximately $600,000 in the second half of 1995.

NOTE 4 - NOTES PAYABLE

         In February 1995, as provided for by the terms of the loan agreement, the Company prepaid the entire balance of the notes payable secured by mortgage assets. The Company recorded a credit to income for the excess accrued prepayment premium of $2,420,000; such credit has been included in the gain on redemption of mortgage assets.

         In April 1995, the Company prepaid the unsecured notes payable as provided for by the terms of the note agreement at a discount of $311,000 which was recorded as a credit to income in the quarter ending June 30, 1995. The Company borrowed $3,000,000 under a reverse repurchase agreement that is secured by certain mortgage assets with an aggregate book value of $4,055,000 at June 30, 1995.

         In April 1995, the Company acquired the other 50% interest in a joint venture to develop a 356-unit apartment community in Tempe, Arizona. The Company issued a $2,186,000 note secured by the land which is due on September 15, 1995.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1995. The Management fees paid to the Manager for the quarters and six months ended June 31, 1995 and 1994 were as follows:

                                               Quarter             Six Months
                                           1995       1994       1995       1994
                                           ----       ----       ----       ----

Base management fee                        $ 92       $145       $186       $281

Administration fee                         $ 58       $ 64       $114       $129


         The Company has a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment communities. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. For the six months ended June 30, 1995 and 1994, the costs allocated to the Company were $202,000 and $68,000 (net of an allocated credit of $144,000 applicable only in 1994). The costs approximate 2.9% and 1.1% of rental income for the six months ended June 30, 1995 and 1994.

General

         ASR Investments Corporation (the Company) is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the Southwestern United States. In January 1994, the Company acquired its initial portfolio of seventeen apartment communities (2,461) units located in Arizona, Texas and New Mexico. In the second half of 1994, the Company acquired four communities (928 units) in Arizona through joint ventures with a pension plan affiliate of Citicorp. In February 1995, the Company acquired a 222-unit community in Arizona directly and a 163-unit community in Arizona through a joint venture with a pension plan affiliate of Citicorp. In June 1995, the Company acquired a 350-unit luxury apartment community located in Arizona through a joint venture with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing member of the joint ventures. The Company will receive between 15% and 51% of the net profits and cash flow depending on the ultimate performance of the joint ventures.

         In addition to the apartment communities, the Company continues to own mortgage assets. The Company uses cash flows from the mortgage assets for apartment acquisition and other corporate purposes.

         On July 7, 1995, the Company effected a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the consolidated financial statements reflect the reverse stock split and the number of common stock issued and all the per share amounts have been adjusted for the reverse stock split.

Results of Operations

         The Company had net income of $2,015,000 for the second quarter of 1995 and $5,374,000 for the first six months of 1995 compared to $2,698,000 and $3,916,000 for the same periods in 1994. The income in 1995 results from increases in income from both the apartments and mortgage assets.

         In the first six months of 1995, operating income (before debt service and depreciation) from the apartments was $3,877,000 which, after deducting related interest expense, is a 10% increase from the first six months of 1994. As a result of high demand, rental rates in the Company's apartment communities June 30, 1995 increased by 7% over the quarter ended June 30, 1994 and by 5.2% from December 31, 1994. While rental rates at June 30, 1995 increased 2% from rates at March 31, 1995, vacancies were higher for the second quarter 1995 due to seasonality. As a result, net operating income, "on same store basis", for the second quarter 1995 compared to the first quarter 1995 was approximately 7% lower. On a "same store" basis, net rental income for the first six months of 1995 was 4.2% higher than in 1994 and operating expenses were 5.3% higher resulting in an increase in net operating income of 3.4%. The higher real estate expenses in 1995 are due to the February acquistion of the 222-unit community and also 1994 not reflecting a full period.

         Interest income on mortgage assets for the second quarter and first six months of 1995 decreased from the same periods in 1994 due to lower balances as a result of amortization of the assets. The Company realized gains of $4,454,000 in the first six months of 1995. These gains consisted of $738,000 from the redemption of one mortgage asset and the sale of the underlying mortgage instruments, $2,420,000 from the reversal of the excess prepayment penalty accrued in 1993, and $1,296,000 from the sale of a mortgage asset. The gains of $2,544,000 realized in second quarter of 1994 resulted from the redemption and sale of the related mortgage instrument of two mortgage assets.

         Operating expenses for the six months 1995 increased due to an increase of $402,000 in expenses relating to the stock appreciation rights and an increase of $200,000 in expenses relating to dividend equivalent payments on the options and stock appreciation rights. These increases were partially offset by lower management fees ($94,000) and the Company's efforts to reduce operating expenses. Operating expenses for the quarter ended June 30, 1995 compared to the same quarter in 1994 were lower as no expenses related to the stock appreciation rights were accrued in the second quarter 1995.

         Interest and other income increased due to a gain of $311,000 realized from the early payoff of the unsecured notes payable in April 1995. Real estate interest expense increased because of the borrowing incurred in February 1995 in connection with the acquisition of the 222-unit community located in Mesa, Arizona. Interest expense related to mortgage assets decreased due to the payoff of the notes in February 1995.

Liquidity, Capital Resources and Commitments

         Cash provided by operations for the first six months of 1995 was higher due to the redemption of one mortgage asset and the sale of the underlying mortgage instruments during the first quarter of 1995 and to the sale of one of its mortgage assets in the second quarter of 1995. Cash used in investing activities was much lower for the first six months of 1995 as the Company purchased its initial apartment portfolio in the first quarter of 1994. Cash used in investing activities was higher for the quarter ended June 30, 1995 compared to the same period in 1994 as the Company received lower cash flow from their amortizing mortgage assets. Additionally, cash provided by financing activities was lower in the first six months of 1995 due to (1) the payoff of both the note secured by mortgage assets and the unsecured note payable in 1995,
(2) the payment of dividends in first two quarters of 1995 and (3) the issuance of notes related to the initial apartment portfolio acquired in the first quarter of 1994.

         The Company currently depends primarily on the cash flows generated from its existing mortgage assets to fund its acquisition of apartment communities. During the first six months ended June 30, 1995, the mortgage assets generated cash flows of $8,456,000. Below are estimates of future cash flows from the mortgage assets beginning with July 1995 using three interest rate assumptions. Case 2 represents approximate interest rates and forecasts of prepayments rates made by market participants at June 30, 1995. The assumed mortgage prepayment rate represents the average of annual prepayment rate assumed for the underlying mortgage instruments. These estimates assume that the Company will hold the mortgage assets until the stated maturity. (Dollars are in thousands):

                                              Case 1       Case 2       Case 3
                                             -------      -------      -------
Assumed one month LIBOR                           4%           6%           8%
Assumed prepayment rate                          28%        16.6%          10%

Estimated cash flows (No redemptions)

         1995                              $  3,974     $  3,544     $  3,114
         1996                                 6,690        5,821        4,927
         1997                                 4,647        4,494        4,492
         1998                                 3,277        3,496        3,590
         1999                                 2,354        2,686        3,098
         2000-2018                           14,716       28,841       46,731
                                           --------     --------     --------
         Total                             $ 35,658     $ 48,882     $ 65,624
                                           ========     ========     ========

         Estimated "prospective yield"                       26%
                                                        ========

         The Company has the right, under certain conditions, to cause the early redemption of the structured financing (generally at par) underlying a majority of the mortgage assets and sell the mortgage instruments. Such early redemptions and sales of the mortgage instruments increase as well as accelerate the cash flows from the mortgage assets. Of the $29,612,000 and $8,456,000 generated by the mortgage assets during 1994 and the first six months of 1995, $11,227,000 and $4,385,000 were generated by early redemptions of mortgage assets. In July 1995, the Company redeemed a mortgage asset that generate net proceeds of approximately $600,000 in the second half of 1995. Should current conditions continue to prevail, the Company could continue to exercise early redemptions of mortgage assets and substantially accelerate the cash flow. The following estimated cash flow under Case 4 have been prepared using the same interest and prepayment rate assumptions as Case 2 with the exception that the mortgage assets would be redeemed at the earliest available date and the underlying mortgage instruments would be sold at the average (105.75%) of the prices as of July 27, 1995.

                                                                  Case 4
                                                                 -------
         1995-2nd half                                            $4,144
         1996                                                     15,215
         1997                                                      8,568
         1998                                                      1,359
         1999                                                     13,791
         2000-2018                                                 9,400
                                                                 -------
         Total                                                   $52,477
                                                                 =======

         Estimated "prospective yield"                               69%
                                                                 =======

         There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependant on mortgage prices as well as the then outstanding balance of the mortgage instruments. As an example, the average price assumed for mortgages sold under Case 4 was 105.75% of par (prices available on July 27, 1995). If the price premium decreases by half (i.e., the mortgage prices decrease to 102.88%), the estimated total cash flow would decline by $12,488,000 of which $2,416,000 relate to 1996, and the estimated prospective yield would be 52%.

         At June 30, 1995, the Company had cash of $756,000. The Company intends to use such funds for acquisition of apartments, capital improvements on existing properties and working capital.

         In February 1995, the Company prepaid the entire balance of the notes payable secured by mortgage assets. In April 1995, the Company prepaid the unsecured notes payable. The Company borrowed $3,000,000 under a reverse repurchase agreement that is secured by certain mortgage assets with an aggregate book value of $4,055,000 at June 30, 1995. Mortgage assets having a carrying value of $10,679,000 are available as collateral for additional financing.

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

OTHER INFORMATION

Item 1.           Legal Proceedings - None
                  -----------------

Item 2.           Changes in Securities - Not applicable
                  ---------------------

Item 3.           Defaults Upon Senior Securities - Not applicable
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders -
                  ---------------------------------------------------

                  (a) The Annual Meeting of Stockholders of the Company was held on Wednesday, May 17, 1995 at 9:00 a.m., at the Radisson Suite Hotel, 6555 East Speedway Blvd., Tucson Arizona. There were 15,749,297 (3,149,827 shares reflecting the reverse stock split) shares outstanding on the date of record for the annual meeting.

                  (b) The Board of Directors as listed in the March 28, 1995 proxy statement was duly elected to serve until the next annual meeting or until their successors are duly elected and ratified. The votes were as follows:

                                                     FOR                WITHHELD
                                                  ----------            --------
Earl Baldwin                                      14,222,174             509,406
Joseph C. Chan                                    14,210,764             520,816
John J. Gisi                                      14,222,155             509,425
Jon A. Grove                                      14,206,531             525,049
Raymond L. Horn                                   14,219,426             512,154
Frederick C. Moor                                 14,227,047             504,533
Frank S. Parise, Jr.                              14,221,264             519,816

                  (c) The approval to amend the Amended & Restated Articles of Incorporation to effect a one for five reverse stock split. The votes were as follows:

        FOR               AGAINST             ABSTAIN         BROKER NON-VOTE
     ----------          ---------            -------         ---------------
     12,664,314          1,806,296            249,670             11,301

                  (d) The appointment of Deloitte & Touche as the Company's independent accountants for the fiscal year ending December 31, 1995 was ratified. The votes were as follows:

        FOR               AGAINST             ABSTAIN
     ----------           -------             -------
     14,356,025           181,153             194,402


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


ASR INVESTMENTS CORPORATION






Mary C. Swanton                          Joseph C. Chan
- -----------------------------            -------------------------------
Mary C. Swanton                          Joseph C. Chan
Controller                               Executive Vice President,
August 10, 1995                          Chief Operating Officer,
                                         Chief Financial and
                                         Accounting Officer
                                         August 10, 1995