Form 10-Q
period 1995-09-30
ASR INVESTMENTS CORP
filed 1995-11-13
CIK 817383

FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1995  Commission File Number:  1-9646
                   ------------------

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


                                   X  Yes      No
                                 ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $.01) outstanding as of September 30, 1995 were 3,154,494 shares.

       ASR   INVESTMENTS  CORPORATION
       Consolidated  Balance  Sheets
  September  30,  1995  and  December 31. 1994
          (Dollars  in  Thousands)



                                                              1995         1994
                                                              ----         ----
                                                          (Unaudited)

Assets

  Real estate investments
   Apartments, net of depreciation                          $72,317      $66,506
   Investments in joint ventures                              3,115        1,364
   Land for development                                       3,879           --
   Other real estate                                          1,591        5,186
                                                            -------      -------
    Total real estate investments                            80,902       73,056
  Mortgage assets                                            12,804       18,965
  Cash                                                        2,290        4,129
  Other assets                                                  455          595
                                                            -------      -------
         Total assets                                       $96,451      $96,745
                                                            =======      =======
Liabilities

  Real estate notes
   Secured                                                  $49,764      $45,825
   Unsecured                                                     --        4,868
                                                            -------      -------
    Total real estate notes                                  49,764       50,693
  Notes payable secured by mortgage assets,
   net offunds held by trustee of $21,583                        --        6,422
  Reverse repurchase liability                                4,495           --
  Other liabilities                                           3,830        2,530
                                                            -------      -------
         Total  liabilities                                  58,089       59,645

Stockholders' Equity

  40,000,000 shares of $.01 common stock
   authorized; 3,303,225 and 3,248,729
   shares  issued with 148,731 held
   in treasury                                               38,362       37,100
                                                            -------      -------
    Total liabilities and stockholders'
     equity                                                 $96,451      $96,745
                                                            =======      =======


See  Notes  to  Consolidated  Financial  Statements.



                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Net Income
       For the Quarters and Nine Months Ended September 30, 1995 and 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                 Quarters              Nine  Months
                                          --------------------    --------------------
                                             1995       1994        1995        1994
                                          --------    --------    --------    --------


Real  Estate  Operations
  Rental income and other income          $  3,419    $  3,237    $ 10,493    $  9,249
                                          --------    --------    --------    --------
  Operating and maintenance expenses         1,414       1,176       3,827       3,130
  Real estate taxes and insurance              366         345       1,116       1,000
  Depreciation and amortization                685         526       1,959       1,461
                                          --------    --------    --------    --------
   Total  operating  expenses                2,465       2,047       6,902       5,591
                                          --------    --------    --------    --------
  Income  from  real  estate                   954       1,190       3,591       3,658
                                          --------    --------    --------    --------

Mortgage  Assets
  Interest income from mortgage assets         873       1,418       3,063       5,187
  Gain on redemption of mortgage assets        473       1,366       4,927       3,920
                                          --------    --------    --------    --------
  Income from mortgage assets                1,346       2,784       7,990       9,107
                                          --------    --------    --------    --------

Operating and administrative expenses         (612)       (425)     (2,802)     (2,017)
                                          --------    --------    --------    --------
  Total Operating Income                     1,688       3,549       8,779      10,748

Interest expense and other income
  Interest and other income                     33         207         708         505
  Interest on real estate notes             (1,104)     (1,129)     (3,373)     (3,238)
  Interest on borrowings secured by mor        (47)       (553)       (170)     (2,024)
                                          --------    --------    --------    --------
Net Income                                $    570    $  2,074    $  5,944    $  5,991
                                          ========    ========    ========    ========

Net  Income  Per  Share of Common
  and Common Stock Equivalents            $   0.18    $   0.67    $   1.90    $   1.93
                                          ========    ========    ========    ========
Average Shares of Common Stock and
  Common Stock Equivalents                   3,151       3,100       3,137       3,100
                                          ========    ========    ========    ========

Dividends  Declared  Per  Share           $   0.50          --    $   1.50          --
                                          ========    ========    ========    ========


See  Notes  to  Consolidated  Financial  Statements.





                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Cash Flows
       For the Quarters and Nine Months Ended September 30, 1995 and 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                         Quarters               Nine  Months
                                                   --------------------    --------------------
                                                      1995       1994         1995       1994
                                                   --------    --------    --------    --------

OPERATING  ACTIVITIES
Net income                                         $    570    $  2,074    $  5,944    $  5,991
Principal noncash charges (credits)
  Gain on redemption of mortgage assets                  --          --      (2,420)         --
  Depreciation and amortization                         716         552       2,048       1,529
  Increase in accrual                                    --          --         705          --
                                                   --------    --------    --------    --------
Cash  Provided  By  Operations                        1,286       2,626       6,277       7,520
                                                   --------    --------    --------    --------

INVESTING  ACTIVITIES
Investment in apartments                               (855)     (2,350)     (7,858)    (65,054)
Investment in joint ventures                             52          --      (1,751)         --
Purchase of land for development                       (524)         --      (3,879)         --
Sale of other real estate                             1,252          --       1,252       2,228
Other real estate assets                                (19)         --       2,343          --
Reduction in mortgage assets                          1,930       3,116       6,161      17,516
Decrease in other assets                                 59         357         140         921
                                                   --------    --------    --------    --------
Cash  (Used in)  Provided By Investing
 Activities                                           1,895       1,123      (3,592)    (44,389)
                                                   --------    --------    --------    --------

FINANCING  ACTIVITIES
Issuance of real estate notes payable                   455          --       6,895      52,178
Payment of loan costs                                    --          --          --      (1,199)
Repayment of notes payable
  Real estate notes                                  (2,491)       (331)     (7,824)       (885)
  Notes secured by mortgage assets                       --      (3,315)     (4,002)    (15,913)
Reverse repurchase liability                          1,487          --       4,495          --
Exercise of stock options                                22          --          45          --
Payment of dividends                                 (1,577)         --      (4,727)         --
Increase (decrease) in other liabilities                457         (36)        594       1,512
                                                   --------    --------    --------    --------
Cash  (Used in) Provided  By Financing
 Activities                                          (1,647)     (3,682)     (4,524)     35,693
                                                   --------    --------    --------    --------

Cash
  Increase (decrease) during the period               1,534          67      (1,839)     (1,176)
  Balance - beginning of period                         756       9,164       4,129      10,407
                                                   --------    --------    --------    --------
  Balance - end of period                          $  2,290    $  9,231    $  2,290    $  9,231
                                                   ========    ========    ========    ========

Supplemental Disclosure of Cash Flow Information
Cash paid for Company's interest expense           $  1,315    $  1,984    $  4,105    $  5,625
                                                   ========    ========    ========    ========


See  Notes  to  Consolidated  Financial  Statements.




                          ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1995
                                 (In Thousands)
                                  (Unaudited)







                                                                                               Common
                                                        Additional                            Stock in
                              Number of       Par        Paid-In                   Notes     Treasury -
                               Shares        Value       Capital      Deficit    Receivable    at Cost       Total
                              ---------    ---------    ---------    --------    ---------    ---------    ---------


Balance, January 1, 1995         16,244    $     162    $ 154,996   ($115,747)          --    ($  2,311)   $  37,100
Reverse stock split             (12,995)        (130)         130          --           --           --            0
Stock issuance                       54            1          696          --    ($    652)          --           45
Net income                           --           --           --       5,944           --           --        5,944
Dividends declared                   --           --           --      (4,727)          --           --       (4,727)
                              ---------    ---------    ---------    --------    ---------    ---------    ---------
Balance, September 30, 1995       3,303    $      33    $ 155,822   ($114,530)   ($    652)   ($  2,311)   $  38,362
                              =========    =========    =========    ========    =========     ========    =========


See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarters and Nine Months Ended
                          September 30, 1995 and 1994





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


NOTE 2 - REAL ESTATE INVESTMENTS

    At September 30, 1995, the Company owned directly eighteen apartment communities (2,683 units) located in Arizona, Texas, and New Mexico. In addition, the Company owned six apartment communities (1,441 units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp.

    In February 1995, the Company purchased a 222-unit community in Mesa, Arizona for $6,356,000 ($28,631 per unit). The purchase was financed by a $3,770,000 loan bearing a variable interest rate at 225 basis points over three-month LIBOR.

    In February 1995, the Company acquired a 163-unit community through a joint venture with a pension plan affiliate of Citicorp. The property was purchased for $6,858,000 ($42,074 per unit) using a $4,445,000 loan bearing a variable interest rate at 225 basis points over three-month LIBOR.

    In June 1995, the Company acquired a 350-unit luxury apartment community through a joint venture with a pension plan affiliate of Citicorp for $23,500,000 ($67,143 per unit). The purchase was financed with a $16,250,000 fixed rate loan at 7.56%. As with all its other joint ventures, the Company is a 15% equity partner and the managing member of the joint ventures. The Company will receive between 15% and 51% of the total profits and cash flows depending on the ultimate financial performance of the property.

    Apartment communities owned directly by the Company as of September 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                              1995              1994
                                           --------          --------
    Land                                   $ 15,514          $ 13,681
    Building and Improvements                56,833            50,583
    Accumulated Depreciation                 (3,954)           (1,995)
    Restricted Cash and
      Deferred Loan Fees                      3,924             4,237
                                           --------          --------
    Apartments, net                        $ 72,317          $ 66,506
                                           ========          ========

    The condensed combined financial statements for the Company's various joint ventures are as follows (in thousands):

                   Condensed Combined Statement of Operations
            For the Quarter and Nine Months Ended September 30, 1995

                                            Quarter     Nine Months
                                            -------     -----------

Revenues                                    $ 2,060         $ 4,498
Operating expenses                           (1,007)         (2,152)
Depreciation                                   (463)           (975)
Interest expenses                              (692)         (1,547)
                                            -------         -------
Net Income (Loss)                           $  (102)        $   124
                                            =======         =======

Allocation of Net Income (Loss)

   The Company                                $ (15)         $   19
   Joint Venture Partner                      $ (87)         $  105


                        Condensed Combined Balance Sheet
                 As of September 30, 1995 and December 31, 1994

                                                           1995             1994
                                                         -------         -------
Real estate, at cost net
  of depreciation                                        $54,408         $23,778
Cash and other assets                                      2,378           1,424
                                                         -------         -------
    Total Assets                                         $56,786         $25,202
                                                         =======         =======

Notes payable                                            $35,166         $15,644
Other liabilities                                            846             424
                                                         -------         -------
   Total Liabilities                                      36,012          16,068
                                                         -------         -------
Equity
   The Company                                             3,115           1,364
   Joint venture partner                                  17,659           7,770
                                                         -------         -------
   Total Equity                                           20,774           9,134
                                                         -------         -------
   Total Liabilities and Equity                          $56,786         $25,202
                                                         =======         =======

NOTE 3 - MORTGAGE ASSETS

    The mortgage interests entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing which they secure. The Company also has the right to cause the early redemption of the structured financing under specified conditions. In such event, the mortgage instruments would be sold and the net proceeds after the redemption of the structured financing would be remitted to the Company. At September 30, 1995, the effective prospective yield of the mortgage assets based on the estimated future cash flows was approximately 28%.

    During the first quarter of 1995, the Company exercised the redemption rights associated with one mortgage asset, sold the underlying mortgage instruments at a gain of $738,000 and received net proceeds of approximately $2,800,000. In the second quarter of 1995, the Company sold one of its mortgage asset for a gain of $1,296,000 and net proceeds of $1,509,000. In the third quarter 1995, the Company redeemed two mortgage assets that produced redemption income and net proceeds of $472,755 and $1,500,000, respectively, in the second half of 1995.

NOTE 4 - NOTES PAYABLE

    In February 1995, as provided for by the terms of the loan agreement, the Company prepaid the entire balance of the notes payable secured by mortgage assets. The Company recorded a credit to income for the excess accrued prepayment premium of $2,420,000; such credit has been included in the gain on redemption of mortgage assets.

    In April 1995, the Company prepaid the unsecured notes payable as provided for by the terms of the note agreement at a discount of $311,000 which was recorded as a credit to income in the quarter ending June 30, 1995. Also in April 1995, The Company borrowed $3,000,000 under a reverse repurchase agreement that was secured by certain mortgage assets with an aggregate book value of $4,055,000 at June 30, 1995. At September 30, 1995 the book value of the repurchase agreement and the underlying collateral was $2,170,000 and $2,824,5635, respectively.

    In April 1995, the Company acquired the other 50% interest in a joint venture to develop a 356-unit apartment community in Tempe, Arizona. The Company issued a $2,186,000 note secured by the land which was paid off in September 1995 using borrowing of $2,325,000 under a reverse repurchase agreement. The reverse repurchase agreement is secured by a mortgage asset with an aggregate book value of $3,336,592.

NOTE 5 - RELATED PARTY TRANSACTIONS

    Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1995. The Management fees paid to the Manager for the quarters and nine months ended September 31, 1995 and 1994 were as follows:

                                           Quarter         Nine Months
                                        -------------    --------------
                                        1995     1994     1995     1994
                                        ----    -----    -----    -----

    Base management fee                 $  97   $ 142    $ 283    $ 423
    Administration fee                     52      60      167      189

    The Company has a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment communities. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. For the nine months ended September 30, 1995 and 1994, the costs allocated to the Company were $304,200 and $95,000 respectively (net of an allocated credit of $221,000 applicable only in 1994). The costs approximate 2.9% and 1% of rental income for the nine months ended September 30, 1995 and 1994, respectively.

                          ASR INVESTMENTS CORPORATION
                      MANAGEMENT DISCUSSIONS AND ANALYSIS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1995 AND 1994



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

    The Company continues to own mortgage assets acquired prior to 1993 to generate cash flows for apartment acquisition and other corporate purposes. These mortgage assets entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing which they secure. The Company also has the option to cause the early redemption of the structured financing (generally at par) under specified conditions. In such event, the mortgage instruments would be sold and the net proceeds after the redemption of the structured financing would be remitted to the Company. Those redemption transactions, however, occur from time as the conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and gain from the redemption transactions fluctuate significantly from quarter to quarter.

    On July 7, 1995, the Company effected a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the consolidated financial statements reflect the reverse stock split and the number of common stock issued and all the per share amounts have been adjusted for the reverse stock split.


Results of Operations

Quarters Ended September 30, 1995 and 1994
------------------------------------------

    The Company had net income of $570,000 ($0.18 per share) for the third quarter of 1995 compared with $2,074,000 ($0.67 per share) for the same periods in 1994. The decrease is primarily due to the decrease ($1,438,000) in income from mortgage assets.

    Income and expenses from real estate operations for the quarter ended September 30, 1995 increased from the same period in 1994 due to the acquisition of an apartment community in February, 1995. On the "same store" basis, rental and other income decreased by $67,000 due to lower vacancy rates and to concessions in the Tucson area. While the average rental rate for the quarter ended September 30, 1995 increased by 6.57% over the same quarter in 1994, the average occupancy rate decreased from 93.85% to 87.55%. The lower vacancy rate also caused marketing and turnover expenses to increase. Depreciation expense increased due to capital expenditures incurred on the properties in 1994 and 1995.

    Income accrued on mortgage assets decreased due to lower balances as a result of amortization and redemption of the assets. Gain on redemption of mortgage assets was lower because in 1995, most of the redemption transactions occurred in the first quarter while in 1994, most occurred in the second and third quarters.

    Operating expenses increased due to the dividend equivalent payments ($200,000) related to the stock options and stock appreciation rights granted in December 1993.

    Interest income and interest expenses were higher in 1994 due to the restricted cash and the related notes payable secured by mortgage assets; the notes were paid off in February 1995.

Nine Months Ended September 30, 1995 and 1994
---------------------------------------------

    The Company had net income of $5,944,000 ($1.90 per share) for the nine months ended September 30, 1995 compared with $5,991,000 ($1.93 per share) for the same period in 1994.

    Income and expenses from real estate operations for the nine months ended September 30, 1995 increased from the same period in 1994 due to the acquisition of an apartment community in February, 1995. Net operating income before depreciation expense from the apartments increased by $431,000 in 1995 over 1994. On the "same store" basis, rental and other income increased by $587,000 (6.36%) due to a 10.42% increase in rental rates which was mitigated by a decrease in occupancy rate from 94.83% 90.99%. The lower occupancy rate also caused marketing and turnover expenses to increase. Depreciation expense increased due to capital expenditures incurred on the properties in 1994 and 1995.

    Income accrued on mortgage assets decreased due to lower balances as a result of amortization and redemption of the assets. Gain on redemption of mortgage assets was higher in 1995, consisting of $1,211,000 from the redemption of three mortgage assets, $2,420,000 from the reversal of the excess prepayment penalty accrued in 1993, and $1,296,000 from the sale of two mortgage assets. The gains of $3,920,000 in 1994 resulted from the redemption of two mortgage assets.

    Operating expenses increased due to the dividend equivalent payments ($600,000) related to the stock options and stock appreciation rights granted in December 1993.

    Interest income increased due to a gain of $311,000 from the repayment of the unsecured real estate note payable. Interest expenses were lower in 1995 due to the repayment of the notes payable secured by mortgage assets in February 1995.

Liquidity, Capital Resources and Commitments

    Cash provided by operations in the 1995 quarter was lower compared with the 1994 quarter due to a lower gain on redemption of mortgage assets. Operating cash flow (net of interest expense) from the apartments was $605,000 for the 1995 quarter compared with $587,000 for the same period in 1994. The Company used the proceeds ($1,200,000) from the sales of other real estate and reverse repurchase borrowing to pay off the secured note associated with the land under development for a 356-unit apartment community in Tempe, Arizona.

    For the first nine months of 1995, operating cash flow (net of interest expense) from the apartments was $2,323,000 compared with $1,881,000 for the same period in 1994. In addition, the Company received cash flows from mortgage assets of $11,561,000 (net of interest expense of $170,000) during the first nine months of 1995. The Company invested cash equity of $2,577,000 to acquire an apartment community in Mesa, Arizona, $1,580,000 to improve existing communities, $1,751,000 to acquire two apartment communities in Mesa and Scottsdale, Arizona, through joint ventures, and $3,879,000 to acquire the land for development of a 356-unit community in Tempe, Arizona. The Company prepaid the notes payable secured by mortgage assets in February 1995 and borrowed a similar amount using short-term borrowings. The Company plans to pay off the short-term borrowings with the proceeds from mortgage asset redemptions.

    The Company currently depends primarily on the cash flows generated from its existing mortgage assets to fund the acquisition of apartment communities. During the first nine months ended September 30, 1995, the mortgage assets generated cash flows of $11,731,000. Below are estimates of future cash flows from the mortgage assets beginning with October 1995 using three interest rate assumptions. Case 2 represents approximate interest rates and forecasts of prepayment rates made by market participants at September 30, 1995. The assumed mortgage prepayment rate represents the average of annual prepayment rate assumed for the underlying mortgage instruments. These estimates assume that the Company will hold the mortgage assets until the stated maturity. (Dollars are in thousands):
                                        Case 1         Case 2           Case 3
                                      --------        --------        --------
Assumed one month LIBOR                 3.88%            5.88%           7.88%
Assumed prepayment rate                26.26%           15.66%          10.46%

Estimated cash flows (No redemptions)
     1995                            $  2,075         $   1,95        $  1,836
     1996                               6,519            5,574           4,602
     1997                               4,655            4,385           3,845
     1998                               3,209            3,452           3,293
     1999                               2,293            2,686           2,812
     2000-2018                         15,349           29,062          43,676
                                     --------         --------        --------
                     Total           $ 34,100         $ 47,114        $ 60,064
                                     ========         ========        ========

     Estimated "prospective yield"                         28%
                                                      ========

    The Company has the right, under certain conditions, to cause the early redemption of the structured financing (generally at par) underlying a majority of the mortgage assets and sell the mortgage instruments. Such early redemptions and sales of the mortgage instruments increase as well as accelerate the cash flows from the mortgage assets. Of the $11,731,000 generated by the mortgage assets during the first nine months of 1995, $5,891,000 were generated by early redemptions of mortgage assets. Should current conditions continue to prevail, the Company could continue to exercise early redemptions of mortgage assets and substantially accelerate the cash flow. The following estimated cash flow under Case 4 have been prepared using the same interest and prepayment rate assumptions as Case 2, with the modification that the mortgage assets would be redeemed at the earliest available date and the underlying mortgage instruments would be sold at the average (106.58%) of the prices as of October 26, 1995. (Dollars are in thousands):

                                                        Case 4
                                                      --------
     1995-4th quarter                                 $  1,955
     1996                                               13,648
     1997                                                8,824
     1998                                                3,975
     1999                                                2,895
     2000-2018                                          28,139
                                                      --------
     Total                                            $ 59,436
                                                      ========

         Estimated "prospective yield"                     79%
                                                      ========

    There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependant on mortgage prices as well as the then outstanding balance of the mortgage instruments. As an example, if the average price assumed for mortgages sold under Case 4 were to decrease by half (i.e., the mortgage prices decrease to 103.29%), the estimated total cash flow would decline by $14,586,000 of which $2,003,000 relate to 1996, and the estimated prospective yield would be 63%.

    At September 30, 1995, the Company had cash of $2,290,000. The Company intends to use such funds for acquisition of apartments, capital improvements on existing properties and working capital.

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

                          ASR INVESTMENTS CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
         -----------------

Item 2.  Changes in Securities - Not applicable
         ---------------------

Item 3.  Defaults Upon Senior Securities - Not applicable
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders -  None
         ---------------------------------------------------

                                ****************


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION






Mary C. Swanton                      Joseph C. Chan
-------------------                  -------------------------
Mary C. Swanton                      Joseph C. Chan
Controller                           Executive Vice President,
November 13, 1995                    Chief Operating Officer,
                                     Chief Financial and
                                     Accounting Officer
                                     November 13, 1995