Form 10-K405
period 1995-12-31
ASR INVESTMENTS CORP
filed 1996-04-01
CIK 817383

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number: 1-9646

                         ASR INVESTMENTS CORPORATION
            (Exact name of registrant as specified in its charter)

                           Maryland                                         86-0587826
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

         335 North Wilmot, Suite 250, Tucson, Arizona                         85711
           (Address of principal executive offices)                         (Zip Code)

                                (520) 748-2111
             (Registrant's telephone number, including area code)

                                  ----------

         Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
             title of each class                            which registered
             -------------------                        ------------------------
    Common stock, par value $.01 per share              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----       ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [X]

   As of March 21, 1996, 3,154,495 shares of ASR Investments Corporation common stock were outstanding, and the aggregate market value of the 3,033,960 shares held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange) was approximately $50,060,340. Shares of Common Stock held by each officer and director of the Company and the Manager have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                     DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Definitive Proxy Statement to be filed pursuant to
Regulation 14A on or before April 29, 1996, are  incorporated  by reference into
Part III.
================================================================================

                              TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I
Item 1. Business .....................................................................3
Item 2. Properties ...................................................................24
Item 3. Legal Proceedings ............................................................24
Item 4. Submission of Matters to a Vote of Security Holders ..........................24

PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters  ...25
Item 6. Selected Financial Data ......................................................26
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...................................................................26
Item 8. Financial Statements and Supplementary Data ..................................30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ...................................................................30

PART III
Item 10. Directors and Executive Officers of the Registrant ..........................30
Item 11. Executive Compensation ......................................................30
Item 12. Security Ownership of Certain Beneficial Owners and Management  .............30
Item 13. Certain Relationships and Related Transactions ..............................30

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  ............30

SIGNATURES ...........................................................................33

FINANCIAL STATEMENTS .................................................................F-1

                                    PART I

ITEM 1. BUSINESS
                                  Introduction


   The Company is a real estate investment trust engaged in the acquisition and operation of apartment communities in the Southwestern United States. At December 31, 1995, the Company owned 18 apartment communities, containing 2,683 units, located in Phoenix and Tucson, Arizona, Houston, Texas and Albuquerque, New Mexico. As of such date, the total book value of the apartments was $71.3 million, and the apartments were subject to first mortgage loans totaling $49.6 million. Each of the properties is owned by a wholly owned subsidiary of the Company and the first mortgage loans are generally non-recourse and non-cross collateralized. The Company also owned through joint ventures six apartment communities, containing 1,441 units, located in Phoenix and Tucson, Arizona. The Company's investments in the joint ventures totalled $3.0 million at December 31, 1995.

   Prior to 1993, the Company invested in mortgage assets ("Mortgage Assets") that entitled it to receive the excess cash flows from a pool of mortgage instruments over the required payments on the related structured financing. In early 1993, the Company determined to shift its focus to the acquisition, development and operation of apartment communities. The Company plans to hold the existing Mortgage Assets and use the cash flows for apartment acquisitions, operations, payment of dividends and other corporate purposes. At December 31, 1995, the Mortgage Assets had a carrying value of $11.9 million, of which $7.6 million were pledged as collateral for short-term borrowing of $4.5 million.

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

   The Company was incorporated in the State of Maryland on June 18, 1987 and commenced its operations on August 26, 1987. The Company's Common Stock is listed on the American Stock Exchange under the symbol "ASR." The Company effected a reserve stock split on July 7, 1995 under which one new share of common stock was issued in exchange for five shares of outstanding common stock. Accordingly, all data relating to the number of shares and per share amounts for prior periods have been adjusted to reflect the reverse stock split.

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

Investment Policies

   The Company's current portfolio consists of apartment communities in the southwestern region of the United States and investments in joint ventures that own apartment communities. The Company intends to continue to focus on apartment communities in this region. However, future investments, including the activities described below, are not limited (as to percentage of assets or otherwise) to any geographic area or any specific type of property. In this regard, the Company expand its current geographic focus and may acquire other types of income-producing properties, including hotels, motels, shopping centers and office buildings.

   The Company believes that attractive opportunities continue to be available to acquire apartment communities. The Company may enter into agreements to acquire newly developed properties upon completion or upon achievement of certain specified occupancy rates. The Company also intends to develop new apartment communities for its own account or through joint ventures with others.

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

Acquisitions
   In evaluating acquisitions, the Company considers such factors as: (i) the geographic location and type of property; (ii) the age, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy and demand by tenants for properties of similar type in the vicinity; and (viii) the prospects for liquidity through sale, financing or refinancing of the property.

   In acquiring apartment properties, the Company generally seeks properties that (a) are available at prices below estimated replacement cost after initial renovations and improvements, or can be developed at a cost that is below the estimated value upon completion, (b) are well-located in their markets and (c) are capable of enhanced performance through intensive asset management and cosmetic improvements.

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

   In addition, the Company may incur debt secured by equity investments held in its portfolio. The Company may invest in properties subject to existing loans secured by mortgages, deeds of trust or similar liens on the properties, or such financing and other indebtedness may be incurred in connection with acquiring investments. The Company also may obtain other mortgage financing for unleveraged or underleveraged properties or may refinance properties acquired on a leveraged basis. The mortgage financings may be recourse, non- recourse or cross-collateralized. The Company does not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments usually limit additional indebtedness on such properties. The Company also may determine to finance acquisitions through the exchange of properties or issuance of stock or other securities.

Policies with Respect to Other Activities

   The Company may make investments other than as previously described. The Company has authority to offer its Common Shares or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its Common Shares or any other securities and may engage in such activities in the future. The Company also may in the future make loans to joint ventures in which it participates. The Company will not engage in trading, underwriting or the agency distribution or sale of securities of other issuers. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances applicable to the Company, changes in the Code (or changes in the regulations promulgated under the Code), the Company determines that it is no longer in the best interests of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company without the vote of the stockholders.

Property Management

   The Company has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current apartment communities. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1996, was approved by the Unaffiliated Directors. Under each agreement, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the maximum limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 5,000 apartment units, including those owned by the Company.

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

Development of Properties

   In March 1996, the Company commenced the development of a luxury apartment community located in Tempe, Arizona. The community is being built on 20 acres and is planned for 356 units with an average size of 919 square feet. The total estimated cost of the community is approximately $20 million, and the Company has obtained a construction loan for $15,350,000. The Company expects to have the first group of units available for rent near the end of 1996 and the community completed in the third quarter of 1997. As of December 31, 1995, the Company had invested $3.0 million.

   The Company has acquired three other parcels of land for future development of apartment communities. The Company may develop or sell one or more of these parcels. As of December 31, 1995, the Company had invested $900,000.

Current Properties

   As of December 31, 1995, the Company owned 24 apartment communities consisting of 4,124 units located in Arizona, New Mexico and Texas. All of the apartment communities are owned directly by the Company with the exception of six which are owned through joint ventures with affiliates of Citicorp.

   The apartment communities are "garden apartments" (two to three story apartments with ground level parking) with recreational facilities such as pools and clubhouses. They are well maintained and landscaped and are targeted at providing an attractive lifestyle at low to moderate rents. Average monthly rent at year end was $495 per month, with community averages ranging from $385 to $862.

   The following table set forth certain information regarding the Company's existing apartment communities.

                                                                Asset Carrying Value                       Weighted Average
                                                           -----------------------------            -----------------------------

                                                                                                         Monthly
                                                                                                          Rent          Average
                                  Year    No. of    Avg.                      Per          Related        12/31        Occupancy
                                                                      ------------------            ---------------
                                  Built   Units     Size      Amount     Unit    Sq. Ft.     Debt     1995    1994    1995   1994

                                ------- -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

                                                  (Sq. Ft.)   (000s)    (000s)              (000s)
WHOLLY OWNED APARTMENTS
Tucson, Arizona
Acacia Hills ...................1986       64      540     $ 1,307    $20.4    $37.82    $ 1,448    $429    $421    95%    96%
Casa del Norte .................1984       84      525       1,800     21.4     40.82      1,376     429     410    93%    94%
Desert Springs .................1985      248      590       5,691     22.9     38.89      4,609     424     419    85%    96%
Landmark .......................1986      176      641       4,584     26.0     40.63      3,042     417     410    85%    94%
Park Terrace ...................1986      176      579       3,418     19.4     33.54      2,699     433     405    89%    93%
Park Village ...................1985       60      540         774     12.9     23.89        588     409     372    93%    95%
Posada del Rio .................1980      160      621       3,384     21.2     34.06      1,603     440     434    91%    97%
South Point ....................1984      144      528       2,359     16.4     31.03      1,861     385     354    90%    94%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

Total Tucson ...................        1,112      582      23,317     21.0     36.03     17,226     421     406    89%    94%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

Phoenix, Arizona
Contempo Heights** .............1978      222      595       6,290     28.3     47.62      3,758     451     443    93%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------
Total Phoenix ..................          222      595       6,290     28.3     47.62      3,758     451     443    93%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------
Houston, Texas
Clear Lake Falls ...............1980       90    1,169       4,070     45.2     36.68      3,127     810     783    95%    92%
The Gallery ....................1968      101      763       2,548     25.2     33.06      1,642     535     481    90%    90%
Memorial Bend ..................1967      124      942       2,588     20.9     22.16      1,924     584     528    89%    94%
Nantucket Square ...............1983      106    1,428       3,599     34.0     23.78      2,754     752     728    90%    92%
Prestonwood ....................1978      156      956       3,538     22.7     23.72      2,468     509     478    91%    92%
Riviera Pines ..................1979      224      717       4,624     20.6     28.79      3,269     487     452    92%    95%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

Total Houston ..................          801      949      20,967     26.2     27.58     15,184     584     543    91%    93%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

Albuquerque, N.M.
Dorado Terrace .................1986      216      598       6,778     31.4     52.47      5,212     519     508    91%    94%
Villa Serena ...................1986      104      671       3,381     32.5     48.45      2,680     561     544    93%    95%
Whispering Sands ...............1986      228      789       7,306     32.1     40.62      5,573     530     521    94%    92%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

Total Albuquerque ..............          548      691      17,467     31.9     46.13     13,465     531     520    93%    93%
                                        -------- --------- ---------- -------- --------- ---------- ------- ------- ------ ------

Restricted cash & deferred
loan fees ......................                             3,297
                                        -------- --------- ---------- -------- --------- ----------
Total owned apartments .........        2,683      715     $71,338    $26.6   $ 37.18   $ 49,633   $ 495   $ 477   91%    94%
                                        ======== ========= ========== ======== ========= ========== ======= ======= ====== ======

Joint Venture Apartments
Tucson, Arizona
Woodridge ......................          204      579     $ 4,878   $ 23.9   $ 41.30   $  2,801    $421    $408
The Woods ......................          360      658      10,139     28.2     42.80      6,835    $862    $800

Phoenix, Arizona
Candelero ......................          220      842       4,502     20.5     24.30      3,452     435     414
La Privada** ...................          350    1,195      24,153     69.0     57.75     15,765     898
Lemon/Pear Tree** ..............          163    1,043       6,893     42.3     40.54      4,431     626
Rancho Encanto .................          144      643       3,924     27.3     42.38      2,470     472     431
                                        -------- --------- ---------- -------- --------- ---------- ------- -------
Total joint venture apartments          1,441      847     $54,489   $ 37.8    $44.62   $ 35,754    $495    $415
                                        ======== ========= ========== ======   ========= ========== ======= =======

- ----------
** Acquired in 1995

Mortgage Assets

General

   Each of the Company's Mortgage Assets entitle the Company to receive the excess of the cash flows (the "Net Cash Flows") on pools of residential mortgage loans and mortgage-backed certificates (collectively the "Mortgage Instruments") over the required payments on the related series of structured financing (the "Structured Financing") secured by such Mortgage Instruments. All of the Mortgage Instruments bear fixed interest rates and a portion of the Structured Financing bears variable interest rates that are adjusted monthly or quarterly. The Net Cash Flows result primarily from (i) the favorable spread between the interest rates on the Mortgage Instruments over those on the Structured
Financing, (ii) reinvestment income on the funds collected on the Morgage Instruments before payment on the Structured Financing, (iii) any prepayments of the Mortgage Instruments that are not necessary for payments on the Structured Financing, and (iv) net proceeds from early redemption of Structured Financing. For most of the Mortgage Assets, the Company has the option to redeem the Structured

Financing (generally at par) after the specified conditions are met, generally when the outstanding balance of the Structured Financing declines below a specified amount or after a specified date. In such event, the Mortgage Instruments are sold and the net proceeds after redemption of the Structured Financing are remitted to the Company.

   At December 31, 1995, the carrying value of the Company's Mortgage Assets was $11.9 million. The Company does not intend to acquire any additional Mortgage Assets, but plans to hold the existing Mortgage Assets and use the cash flows for apartment acquisitions, operations, payment of dividends and other corporate purposes.

   Each Structured Financing is issued in series consisting of several classes. Each series of Structured Financing generally constitutes a nonrecourse obligation of the Company, which is payable solely from the pledged Mortgage Instruments. Each series is structured so that the monthly payments on the pledged Mortgage Instruments, together with the reinvestment income at assumed rates, are sufficient to make the required interest and principal payments on the series on a timely basis. Principal and interest payments (including prepayments) on the Morgage Instruments are first applied to principal and interest payments on one or more classes of the Structured Financing according to the terms of the related indenture, and any excess cash flow is remitted to the Company. Factors Affecting Net Cash Flows

   The Net Cash Flows represent both the return of and the return on the investment in the Mortgage Assets. Thus, Mortgage Assets are amortizing assets. The principal factors which influence the Net Cash Flows of a Mortgage Asset are as follows:

   (1) Other factors being equal, Net Cash Flows in each payment period tend to decline over the life a Structured Financing, because (a) as normal amortization of principal and principal prepayments occur on the Mortgage Instruments, the principal balances of the Mortgage Instruments are reduced; (b) the principal payments on the Mortgage Instruments generally are first used to pay the principal on the earlier, lower-yielding classes of such Structured Financing, thereby resulting in a reduction of the favorable spread between the interest rate on the Mortgage Instruments and the interest rates on the outstanding classes, and (c) the higher coupon Mortgage Instruments are likely to be prepaid faster, reinforcing the same effect.

   (2) The rate of prepayments on the Mortgage Instruments significantly affects the Net Cash Flows. Because prepayments shorten the life of the Mortgage
Instruments, a higher rate of prepayments normally reduces overall Net Cash Flows. The rate of prepayments is affected by mortgage interest rates and other factors. Generally, increases in mortgage interest rates reduce prepayment rates, while decreases in mortgage interest rates increase prepayment rates. In addition, prepayments occuring during the early life of a Structured Financing have a more negative effect on Net Cash Flows than the same volume of prepayments have at a later date.

   (3) With respect to variable rate classes of the Structured Financing, increases in the interest rate index increase the interest payments and thus reduce or, in some instances, eliminate the Net Cash Flows, while decreases in the index decrease the interest payments and thus increase the Net Cash Flows.

   (4) The interest rate at which the monthly cash flow from the Mortgage Instruments may be reinvested until payment dates for the Structured Financing influences the amount of the Net Cash Flows unless such reinvestment income is not paid to the owner of the Mortgage Asset.

   (5) The administrative expenses, if any, of a series of Structured Financing may increase as a percentage of Net Cash Flows where some of such administrative expenses are fixed. In later years, it can be expected that fixed expenses will exceed the available cash flow. Although reserve funds generally are established to cover such shortfalls, there can be no assurance that such reserves will be sufficient to cover such shortfalls. The Company may be liable for administrative expenses relating to a series of Structured Financing if reserves prove to be insufficient. Moreover, any unanticipated liability or expenses with respect to the Structured Financing could adversely affect Net Cash Flows.

   (6) The Net Cash Flows  from the early  redemptions  of a Mortgage  Asset are determined by the principal balance and market value of the Mortgage Instruments. Generally, lower mortgage interest rates result in higher market value for the Mortgage Instruments. Furthermore, when a Mortgage Asset is redeemed, there will not be any future Net Cash Flows from that Mortgage Asset.
                              CAPITAL RESOURCES

   Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions and restrictions that may be contained in the Company's financing arrangements from time to time and other factors as described herein, the Company increases the amount of funds available for its activities with the proceeds of borrowings including mortgage loans, short-term borrowing and other credit arrangements. It can be anticipated that a substantial portion of the assets of the Company will be pledged to secure indebtedness incurred by the Company. Accordingly, such assets will not be available for distribution to the stockholders of the Company in the event of the Company's liquidation except to the extent that the value of such assets exceeds the amount of such indebtedness.

   The Company has obtained a first mortgage loan for each of its 18 apartment communities. At December 31, 1995, the mortgage loans totalled $49.6 million, of which $46.0 million bears fixed interest rates that averaged 8.6% and $3.6 million bears a variable interest rate at the LIBOR rate plus 2.25%. In addition, each of the Company's joint ventures has obtained a first mortgage loan. The mortgage loans generally are non-recourse to the Company and are not cross-collateralized.

   The Company also had outstanding short-term borrowings of $4.5 million at December 31, 1995 that were secured by Mortgage Assets with a total carrying value of $7.6 million. Under the short-term borrowings, if the value of the collateral (as estimated by the lender) declines, the Company is required to provide additional collateral or reduce the borrowed amount.

   During 1995, the Company used the proceeds from Mortgage Asset redemptions and short-term borrowing to prepay the notes payable secured by Mortgage Assets and the unsecured real estate notes payable. The Company plans to use the proceeds from Mortgage Asset redemptions in 1996 to reduce the short-term borrowing.

   The Company's Bylaws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, aggregate indebtedness , secured and unsecured, would exceed 300% of the Company's net assets, on a consolidated basis, unless approved by a majority of the Unaffiliated Directors. For this purpose, the term "net assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles.

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

   The Company currently has five full-time salaried employees.

                              Management Agreement

   The Manager is an Arizona limited partnership. The Manager engages in the business of advising the Company with respect to various aspects of the Company's business and operations, managing the overall business and operations of the Company and representing the Company in its dealings with third parties. Jon A. Grove, Frank S. Parise, Jr. and Joseph C. Chan have been directors or officers of general partners of the Manager since its organization.

Terms Of The Management Agreement

   The Company and the Manager are parties to a Management Agreement with a term expiring on December 31, 1996, subject to annual extensions between the Company and the Manager. The Management Agreement may be terminated by the Company without cause at any time upon 60 days written notice by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock. In addition, the Company has the right to terminate the Management Agreement for cause in the event of (i) a breach by the Manager of any provision contained in the Management Agreement occurs; (ii) an order for relief is entered with respect to the Manager in an involuntary case under federal or state bankruptcy, insolvency or other similar laws; or (iii) the Manager (a) ceases or admits in writing its inability to pay its debts as they become due, or makes a general assignment for the benefit of or enters into an arrangement with creditors, (b) applies for or consents to the appointment of a receiver, trustee, assignee, custodian, liquidator or sequestrator, or proceedings seeking such appointment are commenced, (c) authorizes or files a voluntary petition in bankruptcy, or applies for or consents to the application of any bankruptcy, reorganization, arrangement, readjustment of debt, insolvency, dissolution, liquidation or other similar law, or proceedings to such end are instituted against the Manager, or (d) permits or suffers all or any substantial part of its properties or assets to be sequestered or attached by court order, or (iv) if any two of Messrs. Grove, Parise or Chan shall cease to be a director, officer or shareholder of at least one partner of the Manager or if they collectively cease to control the majority of the voting decisions of the Manager.

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

   (d) furnishing reports and statistical and economic research to the Company regarding the Com- pany's activities and the services performed for the Company by the Manager;

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

Management Fee

   The Manager receives an annual management fee equal to 3/8 of 1% of the "Average Invested Assets" of the Company and its subsidiaries for each year. The Management Agreement provides for a quarterly management fee, although the Board of Directors has approved payment of the management fee monthly, with adjustments made quarterly. The term "Average Invested Assets" for any period means the average of the aggregate book value of the consolidated assets of the Company and its subsidiaries before reserves for depreciation or bad debts or other similar non-cash reserves. In the event that the Management Agreement is terminated by the Company or is not renewed by the Company on terms at least as favorable to the Manager as the current Management Agreement, other than as a result of a termination by the Company for cause (as specified above and defined in the Management Agreement), the Manager will be entitled to receive from the Company the management fee that would have been payable by the Company to the Manager pursuant to such Management Agreement based on the investments made by the Company prior to the date on which the Management Agreement is so terminated (or not renewed) for the 12 full fiscal quarters beginning on the date of such termination (or failure to renew) as more fully described in the Management Agreement.

   The management fee must be calculated by the Manager within 45 days after the end of each quarter, and such calculation must be promptly delivered to the Company for payment within 60 days of the end of each fiscal quarter, subject to adjustment at the end of the year.

   For information relating to management fees, see Note 7 to consolidated financial statements.

Administration Fees

   The Manager also performs certain analysis and other services in connection with the administration of the Structured Financing relating to the Company's Mortgage Assets, including working with the Master Servicer, if any, and the Company or the other Issuer to ensure proper servicing and administration. For such activities, the Company currently pays the Manager an annual administration fee of $10,000 for each Mortgage Asset acquired before 1991, $20,000 for the total Mortgage Assets acquired in 1991 and $20,000 for the total Mortgage Assets acquired in 1992.

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

The Subcontract Agreement

   The Manager and American Southwest Financial Services ("ASFS"), Inc. are parties to a Subcontract Agreement pursuant to which ASFS performs certain services for the Manager in connection with the administration of the Structured Financing issued by any Issuer affiliated with ASFS with respect to which the Company owns the Mortgage Asset. Under the Subcontract Agreement, ASFS charges an administration fee for each series of Structured Financing of $12,500 per year. ASFS is a wholly-owned subsidiary of American Southwest Holdings, Inc., a privately held Arizona corporation engaged in the business of issuing and administering the Structured Financing. Jon A. Grove, Chairman and President of the Company, owns 12.5% of American Southwest Holdings, Inc.

   The Subcontract Agreement extends through December 31, 1996. Thereafter, successive extensions, each for a period not to exceed one year, may be made by agreement between the Manager and ASFS.

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

   The Company has agreed to indemnify and hold harmless ASFS, its affiliates and their officers and directors from any action or claim brought or asserted by any party by reason of any allegation that ASFS or its affiliates is an affiliate or is otherwise accountable or liable for the debts or obligations of the Company or its affiliates. The Company has no affiliations, agreements or relationships with ASFS or its affiliates, except for (i) the Subcontract Agreement with ASFS, (ii) the indemnification granted by the Company to ASFS, its affiliates and their officers and directors against certain liabilities,
(iii) one common director and officer and (iv) the indirect ownership by a general partner of the Manager of 12.5% of the voting stock of American Southwest Holdings, Inc.

                          Property Management Agreement

   The Company has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current properties. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1996, was approved by the Unaffiliated Directors. Under the agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 5,000 apartment units, including those owned by the Company.

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

   All of the current properties have been subject to a Phase I environmental site assessment and limited asbestos survey (which involve inspection without soil or groundwater analysis) by independent environmental consultants engaged by the Company at the time of acquisition. As a result of the findings of the Phase I environmental assessment, a Phase II assessment involving soil and groundwater testing was performed at four properties by independent environmental consultants. The assessment shows that the groundwater at one of the properties is contaminated. Based on the report of the environmental engineers, the Company believes that the contamination has been caused by a nearby service station and that the owner of the station has commenced clean up procedures under the direction of the local governmental authority. The Company has informed the local governmental authority of the groundwater contamination and asked the authority to expand the clean up procedures to include the Company's property. The Company believes that the environmental liability for its property would not have a material adverse effect on the Company's business or results of operations.

   The Company has determined that there are minor amounts of asbestos-containing materials ("ACMs") in five of the Company's properties. The Company maintains an Operations and Maintenance Program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection by the Company's employees for any change in condition of existing ACMs.

   In addition, the apartment site under development in Tempe, Arizona was formerly used for agricultural purposes and a portion of the site was used as the runway for a pesticide aerial application firm located adjacent to the apartment site. The site of the pesticide aerial application firm is currently a subject of remediation by the U.S. Enviromental Protection Agency ("EPA") and the Arizona Department of Enviromental Quality ("ADEQ"). Extensive soil tests on the apartment site revealed that a few samples contained minor amounts of toxaphene above the regulatory level. The Company engaged an independent environmental consulting firm to conduct a "site specific risk assessment" to evaluate the potential threat to human health based on exposures and conditions unique to the site. The consulting firm's report indicates that the potential threat is minimal and no further action is necessary prior to the development of the site as an apartment community. The EPA and ADEQ have not required the Company to take any remedial actions on the site. The agencies also have not informed the Company of any regulatory actions on the site.

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

Risks of Real Estate Development

   The Company plans to seek selective opportunities for development. The real estate development business involves significant risks in addition to those involved in the acquisition, ownership and operation of established apartment communities. The development risks include the risks that construction financing may not be available on favorable terms for development, construction delays, construction costs in excess of the budgeted amounts, adverse changes in rental rates and occupancy rates in the market, and availability of long-term permanent financing upon completion.

Market Risks Relating To Mortgage Assets
General

   The results of the Company's operations depend, among other things, on the level of Net Cash Flows generated by the Company's Mortgage Assets. The Net Cash Flows vary primarily as a result of changes in mortgage prepayment rates, short-term interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the Mortgage Assets, the geographic location of the properties securing the mortgage loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General" and "Business -- Operating Policies and Strategies -- Net Cash Flows."

   The projected rates of return to the Company on its Mortgage Assets will be based upon assumed levels of prepayments on the underlying Mortgage Instruments, assumed rates of interest or pass-through rates on the Structured Financings that bear variable interest rates, and assumed rates of reinvestment income and expenses with respect to such Structured Financing. The actual levels of interest rates on Structured Financing bearing variable interest rates, prepayment rates, reinvestment income and administration expenses will affect the level of the Company's Net Cash Flows. To the extent that the assumptions employed by the Company vary from actual experience, the actual Net Cash Flows received by the Company may vary significantly from those projected by the Company as to timing and amount over the lives of such Structured Financing and from one period to another, and such returns could be negative under certain circumstances.

Prepayment Risks

   Mortgage prepayments shorten the life of the Mortgage Instruments underlying the Company's Mortgage Assets, thereby reducing the overall Net Cash Flows and causing and inherent decline in the Company's income. Prepayments of Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in such Mortgage Instruments. Conversely, prepayments decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in such Mortgage Instruments. Prepayment experience also may be affected by the geographic location of the mortgage loans included in Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

Interest Rate Fluctuation Risks

   Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the outstanding Structured Financing bears variable interest rates. As of December 31, 1995, $65 million of the $882 million of the outstanding Structured Financing relating to the Company's Mortgage Assets bore variable interest rates. Consequently, changes in short-term interest rates significantly influence the Company's net income.

Risks of Decline in Net Cash Flows and Income from Mortgage Assets

   The Company's income derives primarily from the Net Cash Flows received on its Mortgage Assets, which decline over time. For both tax and accounting purposes, the Company's Net Cash Flows consist of two components -- one representing return of a portion of the purchase price of the Mortgage Asset (the "Cost Component") and one representing income on the investment (the "Income Component"). The Income Component will be highest in years immediately following the purchase of the Mortgage Asset and will decline over time. In addition, to the extent that actual mortgage prepayments or variable interest rates experienced exceed those assumed, this inherent decline in Net Cash Flows and income is accelerated.

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

   The Company's Bylaws limit borrowings, to no more than 300% of the amount of its net assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business -- Operating Policies and Strategies -- Capital Resources." Each of the Company's 18 apartment communities has been pledged to secure a first mortgage loan; such mortgage loans totalled $49.6 million at December 31, 1995. In addition, the Company had short-term borrowing of $4.5 million secured by Mortgage Assets having an aggregate carrying value of $7.6 million.

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

   With a view toward protecting the interests of the Company's stockholders, the Bylaws of the Company provide that a majority of the Board of Directors (and a majority of each committee of the Board of Directors) must not be "Affiliates"of the Manager or "Advisors," as these terms are defined in the Bylaws, and that the investment policies of the Company must be reviewed annually by these directors (the "Unaffiliated Directors"). Moreover, the annual renewals of the Management Agreement and the Property Management Agreement require the affirmative vote of a majority of the Unaffiliated Directors. In addition, a majority of such Unaffiliated Directors may terminate the Management Agreement or the Property Management Agreement at any time upon 60 days' notice. See "Business -- The Management Agreement."

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

Excess Inclusions

   A portion of the dividends paid by the Company constitutes unrelated business taxable income to certain otherwise tax-exempt stockholders which will constitute a floor for the taxable income of stockholders not exempt from tax, and will not be eligible for any reduction (by treaty or otherwise) in the rate of income tax withholding in the case of nonresident alien stockholders. For 1995, the entire ordinary income portion ($0.29 per share) of the dividend was excess inclusion income. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule."

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

   Generally, the unremedied failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the stockholders as net income of the Company would be taxed at ordinary corporate rate, and the Company would not receive a deduction for any dividends to the stockholders and thus cause a material reduction of the cash available for distribution to the stockholders as dividends.

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

   Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year if certain guidelines are followed. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the Internal Revenue Service ("IRS "), the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend to stockholders and certain interest and penalties to the IRS. The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's pre-distribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. The Company intends to monitor closely the relationship between its pre-distribution taxable income and its cash flow. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT."

   The Company has a net operating loss carryforward for income taxes (the "NOL") at December 31, 1995 of approximately $75 million. Under REIT tax rules, the Company is allowed to offset taxable income (except for Excess Inclusion Income) by the available NOL and thus, under most circumstances, is not currently required to make distributions to stockholders except for Excess Inclusion Income. The NOL expires in 2009 (1999 for state tax purposes).

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

Dividend Income

   Distributions to stockholders out of the Company's current or accumulated earnings and profits will be taxable as "portfolio income" in the year received and not as income from a passive activity. With respect to any dividend payable to stockholders of record as of a specified date prior to the end of the year, that dividend is deemed to have been received by the stockholder on December 31 if the dividend is paid in January of the following calendar year.

   The Company's dividends are not eligible for the dividends-received deduction for corporations. If the Company's total distributions for a taxable year exceed its current and accumulated earnings and profits, a portion of each distribution will be treated first as a return of capital, reducing a stockholder's basis in his shares (but not below zero), and then as capital gain in the event such distributions are in excess of a stockholder's adjusted basis in his shares.

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

   The total dividends of $2.00 per share for 1995 consists of ordinary income of $0.29 and return of capital of $1.71 per share.

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

   In general, each stockholder is required to treat the stockholder's allocable share of the portion of the Company's "excess inclusions" that is not taxable to the Company as an "excess inclusion" received by such stockholder. The portion of the Company's dividends that constitute excess inclusions typically will rise as the degree of leveraging of the Company's activities increase. Therefore, all or a portion of the dividends received by the stockholders may be excess inclusion income. Excess inclusion income will constitute unrelated business taxable income for tax-exempt entities and may not be used to offset deductions or net operating losses from other sources for most other taxpayers. For 1995, the entire ordinary income portion ($0.29 per share) of the dividend was excess inclusion income.

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

                                               Dividend
                      High             Low     Per Share
                   --------         ------- -------------
1995
First quarter .....$20             $10 15/16      $0.50
Second quarter  ... 19 3/8          16 1/4         0.50
Third quarter ..... 20 1/2          17 3/4         0.50
Fourth quarter  ... 18 3/8          15             0.50
1994
First quarter ..... 10 15/16         7 1/2         --
Second quarter  ... 15               5 15/16       --
Third quarter ..... 13 3/4           6 1/4         --
Fourth quarter  ... 14 1/16          9 3/8         0.50
1993
First quarter ..... 15 15/16        10             --
Second quarter  ... 10 15/16         5 15/16       --
Third quarter .....  9 3/8           6 1/4         0.25
Fourth quarter  ... 10 15/16         7 1/2         0.90

   On March 21, 1996, the closing sales prices for shares of the Company's Common Stock on the AMEX Composite Tape was $16 1/2 per share and the approximate number of holders of common shares was 2,000.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

   The following selected financial data are qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto appearing elsewhere herein. The data below have been derived from the audited consolidated financial statements of the Company.

                                                 For the years ended December 31,
                                    --------------------------------------------------------
                                       1995      1994        1993         1992        1991
                                    --------- --------- ------------ ------------ ----------
Statement of Operations Data
Income from real estate, before
depreciation .......................$ 7,315   $ 7,031
Depreciation ....................... (2,692)   (1,995)
Income from mortgage assets  .......  9,186    10,696   $(13,022)   $ (56,669)   $ 31,775
Other income .......................    462       723        286          739
Operating expenses ................. (2,983)   (2,216)    (1,949)      (3,104)     (6,355)
Interest expense ................... (4,734)   (6,537)    (4,794)      (5,841)     (6,594)
Cumulative effect of accounting
change .............................                     (21,091)
                                    --------- --------- ------------ ------------ ----------
Net income (loss) ..................$ 6,554   $ 7,702   $(40,570)   $ (64,875)  $ 18,826
                                    ========= ========= ============ ============ ==========
Per average outstanding share
Net income (loss) before
cumulative effect of accounting
change .............................$   2.09  $  2.48   $   (6.25)   $  (20.20)   $   6.25
Cumulative effect of accounting
change .............................                    $   (6.80)
                                    --------- --------- ------------ ------------ ----------
Net income per share ...............$  2.09   $  2.48  $   (13.05)   $  (20.20)   $   6.25
                                    ========= ========= ============ ============ ==========
Dividends per share ................$  2.00  $   0.50  $     1.15    $    2.25    $   7.20
                                    ========= ========= ============ ============ ==========
Weighted average shares outstanding   3,141     3,100       3,110        3,209       3,007
                                    ========= ========= ============ ============ ==========

                                                    AS OF DECEMBER 31,
                                 ------------------------------------------------------
                                    1995       1994      1993       1992        1991
                                 --------- ---------- --------- ----------- -----------
Balance Sheet Data
Apartments and other real estate
assets ..........................$79,510   $73,056   $  3,855
Mortgage assets ................. 11,877    18,965     37,881   $108,623   $ 215,747
Total assets .................... 94,169    96,745     54,068    116,589     219,582
Real estate notes payable  ...... 49,633    50,693
Mortgage assets borrowing, net  .  4,495     6,422     22,062     39,517      61,527
Stockholders' Equity ............ 37,395    37,100     30,948     75,284     149,585

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
For the Years Ended December 31, 1995, 1994 and 1993

General

   In 1993, the Company determined to become an apartment real estate investment trust. The Company continues to hold its mortgage assets and use the cash flows for apartment acquisitions and development, operations, payment of dividends and other corporate purposes.

   In January 1994, the Company acquired its initial portfolio of seventeen apartment communities (2,461 units) located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico. The total cost was approximately $61,600,000 which was financed by non-recourse first mortgage loans of $45,700,000, seller carryback financing of $6,500,000 and cash of $9,400,000. In February 1995, the Company acquired a 222-unit apartment community in Mesa, Arizona for $6,356,000, which was financed with a $3,770,000 non-recourse first mortgage loan.

   In addition to wholly owned apartment communities, the Company has acquired six apartment communities (1,441 units) in Phoenix and Tucson, Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and managing member of the joint ventures. The Company receives between 15% and 51% of the net profits and cash flow depending on the performance of the joint ventures.

   The operating income from apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy, the local housing market and the supply of and demand for apartment communities.

   The Company continues to own mortgage assets acquired prior to 1993 to generate cash flows for apartment acquisitions and development and other corporate purposes. These mortgage assets entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financings which they secure. Income and cash flows from mortgage assets are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduce the income and total cash flows over the life of the mortgage assets. Prepayment rates are affected primarily by mortgage interest rates. Mortgage assets are amortizing assets and the cash flows decline over time.

   In 1993, mortgage interest rates dropped to their lowest level in twenty years and prepayment rates reached record levels. In 1994, mortgage interest rates increased and actual and anticipated prepayment rates decreased. In 1995, although prepayment rates increased because mortgage rates declined to near the 1993 lows by year end, they were well below the 1993 record levels.

   The Company also has the option to cause the early redemption of the structured financings at par after specified conditions are met (generally when the structured financing is below a specified balance or after a specified date). In such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. Mortgage asset redemptions have the effect of accelerating the cash flows and increasing the value. Redemption transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis, and the net proceeds are affected by the market price of the mortgage instruments. Thus, the cash flows and income from redemption transactions fluctuate significantly between periods. Mortgage asset redemptions reduce the cash flows and income in future periods.

   On July 7, 1995, the Company completed a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the number of common stock issued and all per share amounts for all years have been adjusted for the reverse stock split.

Results of Operations

1995 Compared to 1994

   Income and expenses from real estate operations increased in 1995 due to the acquisition of an apartment community in February 1995 as well as new investments in joint ventures. Net operating income (before depreciation) from apartments (including the Company's share of results of the joint venture) for 1995 and 1994 was $7,651,000 and $7,119,000, respectively. On a same store basis, net operating income for 1995 decreased by 5% primarily due to a 10% increase in operating expenses and real estate taxes. The increase in operating expenses was caused by a decrease in occupancy rates from 94% in 1994 to 91% in 1995 (mostly in Tucson) which resulted in higher turnover, marketing and payroll expenses. The increase in expenses was mitigated by a 2% increase in rental and other income due to higher rental rates. Depreciation expenses increased due to acquisitions and capital expenditures incurred in 1994 and 1995.

   As a result of amortization of the investment in and redemption of mortgage assets during 1994 and 1995, the average balance of mortgage assets decreased from $26,691,000 for 1994 to $14,827,000 for 1995. While the average prospective yield was 28% for 1995 compared with 24% for 1994, the prospective yield income decreased by $2,549,000. Income from redemptions in 1995 totaled $5,302,000 consisting of $2,882,000 from redemption of five mortgage assets and $2,420,000 from the reversal of the excess yield maintenance payment accrued in 1993 on notes payable. Income from redemptions of $4,263,000 in 1994 resulted from the redemption of four mortgage assets.

   Operating and administrative expenses increased in 1995 primarily due to an increase in expense accruals for stock appreciation rights of $381,000 (caused by higher stock price) and dividend equivalent payments on stock options of $600,000. The higher stock appreciation rights and dividend equivalent expenses were mitigated by a decrease in management fees of $170,000 in 1995 compared to 1994.

   Interest and other income decreased in 1995 due to the use of the cash held by trustee to prepay the notes payable secured by mortgage assets in February 1995. Interest expense on real estate mortgages increased due to the borrowing for the February 1995 purchase of an apartment community. Other interest expense decreased due to the prepayment of the notes payable secured by mortgage assets in February 1995 and the prepayment of the real estate notes in April 1995.

1994 Compared to 1993

   The Company had net income of $7,702,000 in 1994 compared with a net loss of $40.6 million in 1993. The income in 1994 resulted from operating income generated by the apartments and the existing mortgage assets.

   In 1994, net operating income (before depreciation) from the apartments was $7,119,000 (including the Company's share of results of the joint ventures) which, after deducting related interest expense, amounted to an annualized return of 20% on the average invested equity. As a result of high demand, rental rates in the Company's apartment communities increased during 1994 by 10% in Tucson, 5% in Albuquerque and 2% in Houston while maintaining each apartment community's occupancy rate.

   Prospective yield income from mortgage assets decreased due to a reduction of $18,916,000 in the net carrying value, mitigated by a higher yield in 1994 due to significantly lower mortgage prepayment rates. The average yield on the mortgage assets for 1994 was approximately 24%. The Company realized income in 1994 of $4,263,000 from the redemption of four mortgage assets and the sale of the underlying mortgage instruments. The provision for reserve for 1993 was due to the decrease in the estimated future cash flows of certain mortgage assets. The charge from the cumulative effect of accounting change in 1993 was due to adoption of SFAS No. 115 which resulted in the reduction of the net carrying values of substantially all of the mortgage assets to their estimated fair market values. Both the provision for reserve and the cumulative effect of accounting change were caused by very low mortgage interest rates which resulted in historically high levels of mortgage prepayment rates.

   Interest and other interest income increased due to higher interest rates on investments and a write down of a short-term investment ($254,000) in 1993.

   Operating expenses increased in 1994 due to the accrual in 1994 of expenses relating to the stock appreciation rights ($324,000) and dividend equivalent payments on the options and stock appreciation rights ($200,000), offset by a reduction in the 1994 management fees of $81,000, the Company's efforts to reduce operating expenses and a reduction in the 1993 expenses of $470,000 relating to the legal fees reimbursement from insurance carriers relating to legal fees relating to the class action suit settled in 1992.

   Interest expense on real estate mortgages increased because of the borrowing incurred in connection with acquisition of the apartments in January 1994. Other interest expense decreased due to a decrease in the notes payable secured by mortgage assets.

Liquidity, Capital Resources and Commitments

   Cash provided by operations in 1995 was lower than 1994 as $2,420,000 of the 1995 income from redemption related to the reversal of the yield maintenance payment which did not provide cash. Cash provided by operations in 1995 and 1994 were both higher than 1993 primarily due to the addition of real estate operations and redemption income.

   Operating cash flow (net of interest expense) from apartments was $3,264,000 for 1995 compared to $3,178,000 for 1994. Cash flow generated from mortgage assets was $13,854,000 during 1995 compared to $29,612,000 during 1994. As mortgage assets are amortizing assets, the cash flows generally decline over time as they are amortized or redeemed. The Company also realized higher cash flows from mortgage asset redemptions in 1994.

   In 1995, the Company acquired (i) an apartment community for $6,241,000 which was financed by a first mortgage loan of $3,770,000; (ii) land for development of the Finisterra Apartments in Tempe, Arizona for $2,670,000 and (iii) two apartment communities through joint ventures for equity investments of $1,853,000. The Company reduced its borrowing in 1995 by (i) prepaying the notes secured by mortgage assets (net balance of $6,422,000 at December 31, 1994) and
(ii) prepaying the unsecured real estate notes ($4,868,000 at December 31, 1994). The Company incurred short-term borrowing of $4,495,000 to fund a portion of these debt prepayments. The Company plans to use the cash flows from mortgage asset redemptions in 1996 to reduce the short-term borrowing.

   The Company continues to rely on the cash flows from mortgage assets to fund its apartment acquisitions and development. A majority of the mortgage cash flows is from early redemptions and sales which in effect accelerate the cash flows and thus increase the present value. In March 1996, the

Company sold for $2.4 million a 40% interest in one mortgage asset anticipated to be redeemed in the second quarter, resulting in income of approximately $1.9 million. The subsequent redemption is expected to generate an additional cash flow of $3.6 million and income of $3.0 million.

   The Company has prepared the following estimates of future cash flows from the mortgage assets. Cases 1, 2 and 3 assume that except for the early redemption of the mortgage asset in April as described in the preceding paragraph, there will be no further early redemptions of mortgage assets. The assumed interest rate and mortgage prepayment rates in Case 2 are the approximate interest rate and forecasts of prepayment rates made by market participants as of December 31, 1995. The estimates in Case 4 have been prepared using the same interest rate and mortgage prepayment rates as Case 2 except that each mortgage asset is assumed to be redeemed at the first available date and the underlying mortgages sold at the December 31, 1995 prices. Mortgage prepayment rates represent the average annual prepayment rate assumed for the underlying mortgage instruments. (Dollars in thousands.)

                                Case 1      Case 2     Case 3     Case 4
                                -------    -------    -------    -------
Assumed one
         month LIBOR                4.0%       6.0%       8.0%       6.0%
Assumed mortgage
         prepayments               21.3%      10.6%       6.9%      10.6%
Average sale price of
         mortgages (% of par)                                      107.1%

Estimated cash flows
         1996                   $12,148    $11,452    $10,746    $16,444
         1997                     4,527      4,120      3,541     11,642
         1998                     3,052      3,112      2,917      2,244
         1999                     2,116      2,368      2,398     13,223
         2000                     1,422      1,812      1,991      7,785
         2001-2018                6,568     13,480     24,599        470
                                -------    -------    -------    -------
         Total                  $29,833    $36,344    $46,192    $51,808
                                =======    =======    =======    =======

   There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependent on prices available upon sale of the mortgages as well as the timing of meeting the conditions for redemption (generally reduction of the structured financing to a specified percentage of the original balance or a specified date). As an example, if the average price assumed for mortgage sales in Case 4 above were to decrease by half (the average mortgage prices decreases to 103.5%), the estimated total cash flow in Case 4 would decline by $15,187,000 of which $3,257,000 would relate to 1996.

   The Company has commenced the development of its Finisterra Apartment community in Tempe, Arizona. The total construction costs are estimated to be approximately $20,000,000. As of December 31, 1995, the Company has invested approximately $2,800,000. The Company has obtained a $15,350,000 construction loan. Construction is expected to be completed in mid-1997.

   At December 31, 1995, the Company had unrestricted cash of $2,421,000. The Company intends to use such funds for acquisition of apartments, capital improvements on existing properties and working capital.

   Each of the apartment communities is pledged to secure a nonrecourse and non-cross collateralized first mortgage loan. The loans generally bear fixed interest rates which averaged 8.6% at December 31, 1995. The principal and interest payments on these loans are approximately $385,000 per month. In addition, the Company is required to deposit $55,000 per month with the lender to be used for specified capital replacement expenditures, property taxes and insurance premiums. At December 31, 1995, $2,122,000 was held by lenders.

Other Information

   Apartment leases generally are for terms of six to 12 months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire. To the extent that the inflation rate influences federal monetary policy and results in rising short-term interest rates or declines in mortgage interest rates, the timing of income and cash flows from the mortgage assets would be affected.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   (a) Financial Statements and Financial Statement Schedules filed as part of this report:
       1. Financial Statements of the Company -- as listed in the "Index to Financial Statements and Financial Statement Schedule" on page F-1 of this Annual Report Form 10-K.
       2. Financial Statement Schedules -- Schedule III on page F- 15. No other schedules are required because of the absense of conditions under which they are required or because the information is given in the financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit
Number      Exhibit
- ----------- -------------------------------------------------------------------------------------------
3(a)        First Amended and Restated Articles of Incorporation of the Registrant(1)
3(b)        Articles of Amendment to the First Amended and Restated Articles of Incorporation of the
            Registrant(3)
3(c)        Bylaws of the Registrant(1)
4           Specimen Certificate representing $.01 par value Common Stock(1)
10(a)       Management Agreement between the Registrant and ASMA Mortgage Advisors Limited
            Partnership(5)
10(b)       Subcontract Agreement between ASMA Mortgage Advisors Limited Partnership and American
10(c)       Southwest Financial Services, Inc.(3)
            Right of First Refusal between the Company and the Manager(3)
10(d)       Limited Partnership Agreement of Southwest Capital Mortgage Funding Limited
            Partnership(2)
10(e)       Amended and Restated Stock Option Plans(4)
10(f)       Indemnification and Use of Name Agreement Between the Company and American
            Southwest(4)
10(g)       Dividend Reinvestment and Stock Purchase Plan(3)
10(h)       Agreement for Purchase and Sale of Apartments ("Purchase Agreement") dated July 15, 1993 by and between Buyer and Seller.(6)
10(i)       First Amendment to Purchase Agreement dated August 18, 1993, by and between Buyer and
            Seller.(6)
10(j)       Second Amendment to Purchase Agreement dated September 21, 1993 by and between Buyer and
            Seller.(6)
10(k)       Third Amendment to Purchase Agreement dated October 27, 1993 by and between Buyer and
            Seller.(6)
10(l)       Master Property Management Agreement with Pima Realty Advisors, Inc. for the year ending
            December 31, 1994 and the signature page for each of the properties.(6)
10(m)       Second Articles of Amendment to the First Amended and Restated Articles of Incorporation of
            the Registrant.
10(n)       Third Articles of Amendment to the First Amended and Restated Articles of Incorporation of
            the Registrant.
10(o)       First Amendment to the Bylaws of the Registrant.
10(p)       Deed  of  Trust,   Security   Agreement,   Financing  Statement  and
            Assignment  of Leases and Rents dated as of January 11, 1994 made by the following entities for the benefit of
            Lexington Mortgage Company(6):
            ASV-I Properties, Inc.
            ASV-III Properties, Inc.
            ASV-IV Properties, Inc.
            ASV-V Properties, Inc.
            ASV-VI Properties, Inc.
            ASV-VII Properties, Inc.
            ASV-VIII Properties, Inc.
            ASV-IX Properties, Inc.
            ASV-X Properties, Inc.
            ASV-XI Properties, Inc.
            ASV-XII Properties, Inc.
            ASV-XIII Properties, Inc.
            ASV-XIV Properties, Inc.
            ASV-XV Properties, Inc.
            ASV-XVI Properties, Inc.
11          Statement re: Computation of Per Share Earnings
22          Subsidiaries of the Registrant

                                                        (Footnotes on next page)

(Footnotes to table on previous page)
- ----------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33- 15232) filed August 19, 1987 and declared effective on August 19, 1987.
(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-20429) filed March 16, 1988 and declared effective on March 17, 1988.
(3) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1988 as filed with the Commission on or about March 30, 1989.
(4) Incorporated herein by reference to Registrant's Registration Statement on Form S-3 (33-42923) filed on September 30, 1991 and declared effective on October 1, 1991.
(5) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1992.
(6) Incorporated herein by reference to Registrant's Report on Form 8-K filed with the Commission on or about March 29, 1994.

(c)  Reports on Form 8-K:
  No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASR INVESTMENTS CORPORATION

                               By:
                               /s/ JON A. GROVE
                               -----------------------------------------------
                                 Jon A. Grove

Date: March 22, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                             Title                           Date
- ---------------------------- ------------------------------------------ ------------------
       /s/ JON A. GROVE      Director, Chairman of the Board, President
 ---------------------------- and Chief Executive Officer (Principal
       Jon A. Grove           Executive Officer)                        March 22, 1996

 /s/ FRANK S. PARISE, JR.
 ---------------------------- Director, Vice Chairman, Chief
     Frank S. Parise, Jr.      Administrative Officer and Secretary     March 22, 1996

      /s/ JOSEPH C. CHAN     Director, Executive Vice President and
 ---------------------------- Chief Operating Officer (Principal
       Joseph C. Chan         Financial and Accounting Officer)         March 22, 1996

     /s/ EARL M. BALDWIN
 ----------------------------
        Earl M. Baldwin      Director                                   March 22, 1996

       /s/ JOHN J. GISI
 ----------------------------
         John J. Gisi        Director                                   March 22, 1996

     /s/ RAYMOND L. HORN
 ---------------------------- Director                                  March 22, 1996
       RAYMOND L. HORN

    /s/ FREDERICK C. MOOR
 ----------------------------
       Frederick C. Moor     Director                                   March 22, 1996

                         ASR INVESTMENTS CORPORATION
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULE

                                                                                          PAGE
                                                                                          ----
Independent Auditors' Report .............................................................F-2
Consolidated Balance Sheets as of December 31, 1995 and 1994 .............................F-3
Consolidated Statements of Operations for the years ended December 31, 1995,
 1994 and 1993 ...........................................................................F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995,
 1994 and 1993 ...........................................................................F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995,
 1994 and 1993 ...........................................................................F-6
Notes to Consolidated Financial Statements ...............................................F-7
Schedule III--Real Estate and Accumulated Depreciation ...................................F-15

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ASR Investments Corporation.

   We  have  audited  the  accompanying   consolidated  balance  sheets  of  ASR
Investments Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, which considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Tucson,  Arizona
February 19, 1996

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                                               (Dollars in Thousands)
                                                               ----------------------
                                                                    1995      1994
                                                                    ----      ----
Assets
         Real estate investments (Notes 2 and 4)
         Apartments, net of depreciation                          $71,338   $66,506
         Investments in joint ventures                              3,043     1,364
         Land held for development                                  3,928
         Other real estate                                          1,201     5,186
                                                                  -------   -------
                  Total real estate investments                    79,510    73,056
         Mortgage assets (Notes 3 and 4)                           11,877    18,965
         Cash                                                       2,421     4,129
         Other assets                                                 361       595
                                                                  -------   -------
                  Total assets                                    $94,169   $96,745
                                                                  =======   =======

Liabilities
         Real estate notes payable (Note 4)
                  Secured                                         $49,633   $45,825
                  Unsecured                                                   4,868
                                                                  -------   -------
         Total real estate notes payable                           49,633    50,693
         Notes payable secured by mortgage assets, net of funds
                  held by trustee of $21,583 (Note 4)                         6,422
         Short-term borrowing (Note 4)                              4,495
         Other liabilities                                          2,646     2,530
                                                                  -------   -------
                  Total liabilities                                56,774    59,645

Stockholders' Equity
         40,000,000 shares of $.01 Common Stock authorized;
                  3,303,226 and 3,248,729 shares issued with
                   148,731 held in Treasury                        37,395    37,100
                                                                  -------   -------
                  Total liabilities and stockholders' equity      $94,169   $96,745
                                                                  =======   =======

 See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1994 and 1993
                    (In Thousands Except Per Share Amounts)

                                                        1995        1994        1993
                                                        ----        ----        ----
Real Estate Operations
         Rental and other income                     $ 14,034    $ 12,528
                                                     --------    --------
         Operating and maintenance expenses             5,259       4,255
         Real estate taxes and insurance                1,460       1,242
         Depreciation and amortization                  2,692       1,995
                                                     --------    --------
                  Total operating expenses              9,411       7,492
                                                     --------    --------
         Income from real estate                        4,623       5,036
                                                     --------    --------

Mortgage Assets (Notes 1 and 3)
         Prospective yield income                       3,884       6,433    $  7,264
         Income from redemptions                        5,302       4,263
         Provision for reserves                                               (20,286)
                                                     --------    --------    --------
         Income (Loss) from mortgage assets             9,186      10,696     (13,022)
                                                     --------    --------    --------

Operating and administrative expenses (Note 7)         (2,983)     (2,216)     (1,949)
                                                     --------    --------    --------
         Total Operating Income (Loss)                 10,826      13,516     (14,971)

Interest expense and other income
         Interest and other income                        462         723         286
         Interest expense on real estate mortgages     (4,387)     (3,941)
         Other interest expense                          (347)     (2,596)     (4,794)
                                                     --------    --------    --------
Income (Loss) before cumulative effect
         of accounting change                           6,554       7,702     (19,479)
Cumulative effect of accounting change (Note 1)                               (21,091)
                                                     --------    --------    --------
Net Income (Loss)                                    $  6,554    $  7,702    $(40,570)
                                                     ========    ========    ========

Per Share Amounts
         Income (Loss) before cumulative effect
                  of accounting change               $   2.09    $   2.48    $  (6.27)
         Cumulative effect of accounting change                                 (6.79)
                                                     --------    --------    --------
Net Income (Loss) Per Share of Common
         Stock and Common Stock Equivalents          $   2.09    $   2.48    $ (13.07)
                                                     ========    ========    ========

Average Shares of Common Stock and
         Common Stock Equivalents                       3,141       3,100       3,104
                                                     ========    ========    ========

Dividends Declared Per Share                         $   2.00    $   0.50    $   1.15
                                                     ========    ========    ========

See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)

                                                                                               Common
                                                       Additional                             Stock in
                                Number of     Par       Paid-In                  Notes       Treasury -
                                 Shares      Value      Capital     Deficit    Receivable      at Cost     Total
                                 ------      -----      -------     -------    ----------      -------     -----

Balance, January 1, 1993         3,249    $      32    $ 155,126   $(77,764)                $  (2,110)   $  75,284
Stock (repurchase)                                                                               (201)        (201)
Net (loss)                                                          (40,570)                               (40,570)
Dividends declared                                                                             (3,565)      (3,565)
                                 -----    ---------    ---------   ---------    ---------    ---------    ---------

Balance, December 31, 1993       3,249           32      155,126   (121,899)                   (2,311)      30,948
Net Income                                                            7,702                                  7,702
Dividends declared                                                   (1,550)                                (1,550)
                                 -----    ---------    ---------   ---------    ---------    ---------    ---------

Balance, December 31, 1994       3,249           32      155,126   (115,747)                   (2,311)      37,100
Stock issuance                      54            1          696                $    (652)                      45
Net income                                                            6,554                                  6,554
Dividends declared                                                   (6,304)                                (6,304)
                                 -----    ---------    ---------   ---------    ---------    ---------    ---------

Balance, December 31, 1995       3,303    $      33    $ 155,822   $(115,497)   $    (652)   $  (2,311)   $  37,395
                                 =====    =========    =========   =========    =========    =========    =========

All of the above amounts have been adjusted to reflect the one for five reverse stock split effected in July 1995.

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)

                                                        1995        1994        1993
                                                        ----        ----        ----
OPERATING ACTIVITIES
Net income (loss)                                    $  6,554    $  7,702    $(40,570)
Principal noncash charges (credits)
         Depreciation and amortization                  3,028       2,083
         Income from redemption of mortgage assets     (2,420)
         Provision for reserves                                                20,286
         Cumulative effect of accounting changes                               21,091
         Increase in accrual                              705         324       1,961
                                                     --------    --------    --------
Cash Provided By Operations                             7,867      10,109       2,768
                                                     --------    --------    --------

INVESTING ACTIVITIES
Investment in apartments                               (7,644)    (67,247)
Investment in joint ventures                           (1,895)     (1,364)
Purchase of land for development                       (3,928)
Other real estate assets                                3,985      (1,331)     (3,855)
Purchases of mortgage assets                                                   (4,447)
Reduction in mortgage assets                            7,088      18,916      35,520
Decrease in other assets                                  234       1,330         912
                                                     --------    --------    --------
Cash (Used in) Provided By Investing Activities        (2,160)    (49,696)     28,130
                                                     --------    --------    --------

FINANCING ACTIVITIES
Issuance of real estate notes payable                   6,895      52,178
Payment of loan costs                                              (1,342)
Repayment of notes payable
         Real estate notes                             (7,955)     (1,485)
         Notes secured by mortgage assets              (4,002)    (15,640)    (21,124)
Short-term borrowing                                    4,495
Stock repurchases                                                                (201)
Exercise of stock options                                  45
Payment of dividends                                   (6,304)     (1,550)     (3,565)
(Decrease) Increase in other liabilities                 (589)      1,148        (730)
                                                     --------    --------    --------
Cash (Used in) Provided By Financing Activities        (7,415)     33,309     (25,620)
                                                     --------    --------    --------

Cash
  (Decrease) Increase during the period                (1,708)     (6,278)      5,278
  Balance -- beginning of period                        4,129      10,407       5,129
                                                     --------    --------    --------
  Balance -- end of period                           $  2,421    $  4,129    $ 10,407
                                                     ========    ========    ========
Supplemental Disclosure of Cash Flow Information
Interest Paid                                        $  5,033    $  7,367    $  5,121
                                                     ========    ========    ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the Years Ended December 31,
                               1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - ASR Investments Corporation (the Company) is a real estate investment trust engaged in the acquisition and operation of apartment communities in the southwestern United States. At December 31, 1995, the Company owned 24 apartment communities (including six owned through joint ventures) located in Arizona, Texas and New Mexico. In addition, the Company continues to hold mortgage assets and use the cash flows for apartment acquisitions, operations, payment of dividends and other corporate purposes.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted on the equity method as the Company does not own a controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Common Stock - On July 7, 1995, the Company effected a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the consolidated financial statements reflect the reverse stock split and the number of common stock issued and the per share amounts have been adjusted for the reverse stock split for all years.

Real Estate - Real estate is recorded at cost. Depreciation is computed on a declining balance basis over the estimated remaining useful lives of the assets, which are 27-1/2 years for buildings and improvements and 7 years for furniture, fixture and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, and significant renovations and improvements that improve or extend the useful life of the asset are capitalized. Rental income is recorded when due from tenants.

Deferred Loan Costs - Deferred loan costs are amortized using the interest method over the terms of the related debt.

Mortgage Assets - The Company owns mortgage assets which entitle it to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financings which they secure. The Company also has the right to cause the early redemption of the structured financings under specified limited conditions; in such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financings are remitted to the Company. Redemption transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuates significantly between periods.

   Presentation and Income Recognition. Mortgage assets are stated at their net investment amounts. Income is recognized using the prospective yield method prescribed by EITF 89-4. Under this method, an effective yield is calculated at the beginning of an accounting period using the then net carrying value of the asset and the estimated future net cash flow assuming no early redemption. The estimated future net cash flow is calculated using variable interest rates and current projected mortgage prepayment rates for the underlying mortgages. The calculated yield is used to accrue income for the accounting period. Actual cash flow received is first applied to the accrued income and any remaining amount is used to reduce the carrying value of the asset. Income from early redemption is recognized when the transaction occurs.

   Write-down or reserves for impairment. Prior to December 1993, the Company followed the practice of writing down the carrying value of a mortgage asset (including an allocated portion of the deferred hedging cost) to its estimated future cash flows. In December 1993, the Company adopted SFAS No. 115 which requires that the carrying value of a mortgage asset be written down to its estimated fair value when its estimated yield is less than a "risk-free yield." As a result, the Company wrote down substantially all its mortgage assets in 1993 to their estimated fair value and recorded a charge of $21,091,000 which was reported as a cumulative effect of accounting change.

Income Taxes - The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, the

Company must distribute to its stockholders at least 95% of the higher of (i) its annual taxable income after the use of net operating loss carryforward or
(ii) its annual excess inclusion income. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

Earnings Per Share - Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the year.

New Accounting Standards - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages, but does not require, companies to adopt a new accounting method for stock-based compensation awards. Beginning with 1996 financial statements, companies that do not adopt the new accounting method will be required to provide the disclosures required by the Statement for any awards made in 1995 and after. The Company, which currently follows APB Opinion No. 25, does not plan to adopt the new accounting method, and will provide the required disclosures in the 1996 financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect some of the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to conform the prior years with the current year presentation.

2. REAL ESTATE INVESTMENTS

Wholly Owned Apartments

   In January 1994, the Company acquired its initial portfolio of seventeen apartment communities (2,461 units) located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico. In February 1995, the Company acquired a 222-unit apartment community in Mesa, Arizona. At December 31, 1995 and 1994, investment in apartments consisted of the following (in thousands):

                                               1995        1994
                                               ----        ----
              Land                          $ 15,514    $ 13,681
              Building and Improvements       57,214      50,583
              Accumulated Depreciation        (4,687)     (1,995)
              Restricted Cash and
                       Deferred Loan fees      3,297       4,237
                                            --------    --------
              Apartments, net               $ 71,338    $ 66,506
                                            ========    ========

Investments in Joint Ventures

   The Company has acquired six apartment communities (1,441 units) in Phoenix and Tucson, Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing partner or managing member of the joint ventures. The Company is entitled to receive between 15% and 51% of the total profits and cash flows depending on the financial performance of the joint ventures. The condensed combined financial statements for the joint ventures are as follows (in thousands):

Condensed Combined Balance Sheets
                                                   December 31,
                                                  1995      1994
                                                  ----      ----
               Real estate, at cost net
                of depreciation                 $54,489   $23,778
               Cash and other assets              2,133     1,424
                                                -------   -------
                 Total Assets                   $56,622   $25,202
                                                =======   =======
               Notes payable                    $35,754   $15,644
               Other liabilities                    575       424
                                                -------   -------
                 Total Liabilities               36,329    16,068
                                                -------   -------

               Equity
                 The Company                      3,043     1,364
                 Joint venture partner           17,250     7,770
                                                -------   -------
                 Total Equity                    20,293     9,134
                                                -------   -------
                 Total Liabilities and Equity   $56,622   $25,202
                                                =======   =======

Condensed Combined Statement of Operations

                                               Years Ended December 31
                                               -----------------------
                                                  1995       1994
                                                  ----       ----
              Revenues                         $ 7,014    $ 1,263
              Operating expenses                (3,110)      (551)
              Depreciation                      (1,437)      (283)
              Interest expense                  (2,338)      (373)
                                               -------    -------
              Net Income                       $   129    $    56
                                               =======    =======
              Allocation of Net Income
                       The Company             $    19    $     9
                       Joint Venture Partner   $   110    $    47

   In December 1994, the Company entered into a joint venture to develop and construct the Finisterra Apartments community in Tempe, Arizona. In April 1995, the Company acquired the land from the joint venture for $2,670,000 and terminated the joint venture. As of December 31, 1995, the investment in the Finisterra Apartments land was $2,732,000. The Company expects to begin construction in March 1996.

   Operating income from apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy, the local housing market and the supply of and demand for apartment communities.

3. MORTGAGE ASSETS

Income

   For 1995 and 1994, the average carrying value of the mortgage assets was $14,827,000 and $26,691,000, respectively, and the average prospective yield was 28% and 24%, respectively. At December 31, 1995, the prospective yield was 29%. As discussed in Note 1, in 1993, a majority of the mortgage assets were not accounted for under the prospective yield method and the Company recorded substantial amount of reserves for write down.

   During 1995, the Company exercised its redemption rights on five mortgage assets for net proceeds of $6,438,000 and income of $2,882,000. Using proceeds from one of the redemptions, the Company prepaid its Secured Notes (see Note 4) and recorded income of $2,420,000 for the excess accrual of the yield maintenance payment on the Notes. The income has been included in income from
redemptions  of  mortgage  assets.   During  1994,  the  Company  exercised  its
redemption rights on four mortgage assets for net proceeds of $11,227,000 and income of $4,263,000.

   The cash flows and prospective yield income are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduce the income and total cash flows over the life of the mortgage assets. Income from mortgage asset redemptions is affected by the timing of meeting the specified conditions for redemptions and the value of the underlying mortgage instruments. As a result, mortgage asset redemptions do not occur on a regular basis and the income can fluctuate significantly between periods. In addition, redemption of mortgage assets reduces the prospective yield income in future periods.

Hedging transactions

   In 1992, the Company purchased "Cap Agreements" to protect against the negative effect on mortgage asset cash flows of increases in interest rates in 1994. The "Cap Agreements," purchased for $2,459,000, called for payments to the Company equal to the excess of one-month LIBOR over 5.5% on specified dates during 1994 (generally monthly) times $240,000,000. The effect of the Cap Agreements was to provide that the interest paid on structured financing during 1994 did not exceed 5.5%.

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

   Both the Cap Agreements and Futures Contracts transactions were entered into as hedges against the interest rate impact on mortgage asset cash flows in 1994 and 1995. The cost of the Cap Agreements ($2,459,000) and the losses incurred on the Futures Contracts during 1993 ($4,168,000) were accounted for as additional costs of the mortgage assets and were written off in connection with the adoption of SFAS No. 115 in December 1993. Such amounts are included in the "cumulative effect of accounting change" in the accompanying consolidated statements of operations. The 1994 gain on the Futures Contracts ($1,152,000) was recorded as a reduction in the carrying value of the mortgage assets.

   Because of (1) the decline in importance of mortgage assets as a result of the Company's emphasis on investments in apartments and (2) the decline in the amount of variable rate structured financing underlying the mortgage assets, the Company no longer plans to invest in similar hedging transactions and had no such investments at December 31, 1995 and 1994.

4. NOTES PAYABLE

Real estate notes payable

   The apartment communities acquired in January 1994 were financed by first mortgage loans totaling $45,700,000 and seller carryback notes of $6,500,000. The first mortgage loans are nonrecourse and non-cross collateralized. They generally have a ten year term and bear fixed interest rates ranging from 8.5% to 10.1%, with a weighted average fixed rate of 8.6% at December 31, 1995 and 1994. The wholly owned 222-unit community in Mesa, Arizona, which was purchased in February 1995, was financed by a $3,770,000 first mortgage loan bearing interest at 225 basis points over three-month LIBOR. Amortization of deferred loan fees was $120,000 and $88,000 for 1995 and 1994

   The seller carryback notes were unsecured, bore a fixed interest rate of 7.5% and were to be amortized over a three-year period ending February 1, 1997 with monthly principal and interest payments of $202,000. As provided for by the note agreements, the Company repaid the notes in 1995 at a discount of $311,000 which was recorded as a credit to income.

The scheduled maturities of the real estate notes payable are as follows (in thousands):

                  1996                      $           773
                  1997                                2,317
                  1998                                  440
                  1999                                4,227
                  2000                                  552
                  2001-2004                          41,324
                  ----                      ---------------
                     Total                  $        49,633
                                            ===============

Mortgage assets notes payable

   In 1992, the Company issued $80,000,000 of Secured Notes ("Notes") at an interest rate of 9.02% per year. The Notes were collateralized by a majority of the Company's mortgage assets and funds held by the trustee (restricted cash). The Company was required to use the net proceeds from the redemptions of the mortgage interest to prepay the Notes at a premium. During 1994, the Company made prepayments of $10,355,000.

   In February 1995, the Company used the proceeds from a mortgage asset redemption of $2,800,000, $393,000 of its cash and the funds held by the trustee to prepay the entire balance of the Notes. Accordingly, the funds held by the trustee ($21,583,000 at December 31, 1994) were presented as a reduction of the Notes balance in the consolidated balance sheets. Amortization of deferred loan cost was $549,000 for 1993.

Short-term Borrowing

   At December 31, 1995, the Company had borrowings under reverse repurchase agreements of $2,170,000 secured by five mortgage assets with a total carrying value of $2,645,000. The Company also had short-term borrowings of $2,325,000 secured by two mortgage assets with a total carrying value of $4,994,000. The interest rate averaged 6.55% during 1995 and 6.69% at December 31, 1995.

5. STOCK OPTIONS

The Company has two stock option plans which are administered by the Board of Directors. The purpose of the plans is to provide a means of performance-based compensation to attract and retain directors and key personnel.

   Under the plans, options to acquire a maximum of 140,000 shares of the Company's common stock may be granted at an exercise price not less than the fair market value of the stock. The options expire ten years after the date of grant. Upon exercise of the options, the Company can elect to distribute cash in lieu of shares.

   In addition, in connection with the renewal of the management agreement for 1994, the Company and the Manager agreed to eliminate the incentive management fee provision and the Company granted to the partners of the Manager non-qualified options to purchase 309,800 shares of common stock and 90,200 shares of stock appreciation rights ("SARs") with an exercise price of $8.60 per share. The exercise price was 10% above the closing market price of the common stock on the grant date. The holders will also receive payments equal to the product of the per share dividend amount times the number of options and SARs outstanding. The options and SARs will expire in December 1998. As of December 31, 1995, all of the options and SARs are exercisable and none of them have been exercised. Upon exercise of the options, the Company can elect to distribute cash in lieu of shares.

   In 1995, certain holders exercised options to purchase 50,496 shares by giving full recourse notes totaling $653,000 to the Company. The notes are secured by the shares of common stock issued and bear interest at the prime rate plus 1%. The notes are due on December 31, 1996 and can be repaid by giving the Company shares of common stock owned by the optionholders based on the then market price of the common stock.

   Information on all stock options granted is summarized below:

                                           Number        Option
                                             of           Price
                                           Shares       Per Share
                                           ------       ---------
             Outstanding at
                      December 31, 1993    403,141    $ 8.13-$20.90
             Options and DERs
                      canceled              (4,901)    11.19-$20.00
             Options granted                14,000    $11.25
             Outstanding at                -------
                      December 31, 1994    412,240    $8.13-$20.90

             Options exercised             (54,496)   $11.25-13.13
             Outstanding at                -------
                      December 31, 1995    357,744    $8.13-$20.90
                                           =======

6. Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No.107, "Disclosures about Fair Values of Financial Instruments." Although management uses its best judgement in estimating the fair value of these instruments, there are inherent limitations in any estimation technique and the estimates are thus not necessarily indicative of the amounts which the Company could realize in a current transaction.

Basis of Estimates

   Mortgage Assets. The fair value of mortgage assets is generally dependent on interest rate and other economic factors, including (1) the characteristics of the asset, (2) estimates of future cash flows and (3) the discount rate used to calculate the present value of the cash flows. The market for the Company's mortgage assets is very illiquid and traded prices are determined on a privately negotiated basis. Thus, except for one mortgage asset which the Company has agreed to redeem in the second quarter of 1996 for total income of $4.9 million, the Company uses the carrying values as the estimated values.

   Management believes, however, that it is meaningful to provide the following present value of the estimated cash flows using the interest rates and mortgage prepayment rates as of December 31, 1995. The estimates without redemptions assume that the mortgage assets are held until the stated maturity (with the exception of one mortgage asset which the Company has agreed to redeem in April 1996 for estimated net proceeds of $6,000,000). The estimates with redemptions assume that the Company would exercise the redemption rights at the earliest dates and sell the mortgage instruments at the estimated market prices as of December 31, 1995. (Dollars in thousands.)


                             Discount     With         Without
                               Rate   Redemptions   Redemptions
                               ----   -----------   -----------
                               10%      $41,442      $22,967
                               20%      $34,032      $18,484
                               30%      $28,595      $15,890
                               40%      $24,505      $14,048
                               50%      $21,354      $12,635

   Real Estate Notes Payable. The Company has used the carrying value of real estate notes payable as their fair value. At December 31, 1995, the interest rates on the Company's notes payable approximated the market rates for debt instruments with similar terms and maturities.

   Short-term borrowing. The Company has used the carrying value of short-term borrowing as its fair value as the interest rates are adjusted monthly and the maturity terms are less than one year.

Estimated Fair Values (in thousands):

                                         Carrying                Estimated
                                          Amount                 Fair Value
                                          ------                 ----------
Mortgage assets                         $11,877                  $16,777
Real estate notes payable                49,633                   49,633
Short-term borrowing                      4,495                    4,495

7.  RELATED PARTY TRANSACTIONS

   Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1996. Pursuant to the agreement, the Manager receives a base management fee of 3/8 of 1% per annum of the Company's average invested assets before deduction for reserves and depreciation. The management fees for 1995, 1994 and 1993 were $374,000, $544,000, and $625,000, respectively.

   Under the agreement, the Manager must reimburse the Company for any management fees received for the year to the extent that the operating expenses (as defined) for the year exceed the greater of 2% of the Company's average invested assets or 25% of its net income (as defined), unless the unaffiliated directors determine that a higher level of expenses is justified for such year. There were no such excess operating expenses in 1995, 1994 or 1993. Additionally, if the agreement is terminated without cause (as defined) or not renewed on terms as favorable to the Manager, the Manager will be entitled to receive the management fees relating to the invested assets purchased prior to the termination date, for a three-year period as if the agreement had remained in effect.

   Under the agreement, the Manager also performs certain analyses and other services in connection with the administration of structured financing related to the Company's mortgage assets. For such services, the Company paid the Manager $216,000 for 1995, $247,500 for 1994, and $260,000 for 1993.

   As discussed in Note 5, the Company and the Manager agreed to eliminate the incentive fee provision in the management agreement beginning with 1994. The Company granted to the owners of the Manager options and stock appreciation rights ("SARs") that provide for dividend equivalent payments based on the per share amounts of dividends paid on the common stock. In 1995 and 1994, the dividend equivalent payments were $800,000 and $200,000 which are included in operating expenses. As a result of the increase in the common stock price, the Company recorded an accrual for the SARs of $705,000 in 1995 and $324,000 in 1994, which amounts are included in operating expenses.

   The Company has entered into a property management agreement with Pima Realty Advisors, Inc. the "Property Manager"), an affiliate of the Manager, for each of its apartment properties. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for 1995 and 1994 were $417,000 and $184,000 respectively (net of an allocated credit of $246,000 applicable only in 1994), which were equal to approximately 3% and 1.4% of the real estate operating income.

8. TAXABLE INCOME (LOSS) (unaudited)

   As of December 31, 1995, the Company had an estimated net operating loss ("NOL") carryforward of $75,000,000 which can be used to offset taxable income other than excess inclusion income through 2009 (1999 for state taxes). Substantially all of the dividends for 1994 and 1993 constitute ordinary income. Approximately 14.5% of the 1995 dividend is ordinary income and 85.5% is a return of capital for income tax purposes. During 1995, 1994, and 1993, the Company had excess inclusion income from the residual interest in certain real estate mortgage investment conduits ("REMICs") which cannot be used to offset operating losses (including NOL carryforward) and deductions from other sources. Under the current tax law for REITs, excess inclusion income is required to be distributed as dividends. The estimated taxable income of $900,000 for 1995 represents excess inclusion income.

   Net income reported in the accompanying consolidated financial statements is different than the taxable income due to the reporting of some income and expense items in different periods for income tax purposes. The difference consists primarily of (1) reserves taken on mortgage assets in prior years which were not allowed for income taxes, (2) differences in income recognition methods on mortgage assets and (3) excess inclusion income for tax purposes. These timing differences will reverse in future years.

   Taxable income for 1995 is subject to change when the Company prepares and files its income tax returns. The taxable income amounts also are subject to adjustments, if any, resulting from audits of the Company's tax returns by the Internal Revenue Service.

9. QUARTERLY FINANCIAL DATA (unaudited)
(Dollars in Thousands Except Per Share Amounts)
                                           Net Income             Dividend
                  Total                ----------------              Per
                  Income           Amount            Per share      share
                  ------           ------            ---------      -----
1995
First          $  7,983        $  3,359        $      1.10     $      0.50
Second            6,410           2,015               0.65            0.50
Third             4,798             570               0.18            0.50
Fourth            5,008             610               0.19            0.50

1994
First          $  5,263        $  1,218        $      0.56     $        --
Second            7,369           2,698               0.85              --
Third             6,228           2,074               0.65              --
Fourth            5,087           1,712               0.55            0.50

1993
First          $ (9,069)       $(11,174)       $     (3.60)    $        --
Second           (1,126)         (2,877)             (0.95)             --
Third               530          (1,320)             (0.45)           0.25
Fourth           (2,288)        (25,199)             (8.10)           0.90

                         ASR INVESTMENTS CORPORATION
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1995
                            (Dollars In Thousands)

                                               Initial cost to company                        Gross amount at which carried at
                                                                                                       December 31, 1995
                                             ---------------------------                --------------------------------------------
                                                                           Cost
                                                          Building      capitalized                 Building            Depreciable
                       Year                                  and        subsequent to                  and      Accumulated   lives
Apartment property     built   Encumbrances     Land     improvements    acquisition      Land    improvements  depreciation  years
- --------------------- ------- -------------- ---------- -------------- --------------- ---------- ------------ ------------- ------
Tucson, Arizona
Acacia Hills ...........1986    $ 1,448       $    255   $  1,089       $    63         $    255   $  1,152       $   100   27.5
Casa Del Norte .........1984      1,376            386      1,453           104              386      1,557           143   27.5
Desert Springs .........1985      4,609          1,115      4,754           247            1,115      5,001           425   27.5
Landmark ...............1986      3,042            409      4,138           408              409      4,546           371   27.5
Park Terrace ...........1986      2,699            316      3,191           211              316      3,402           300   27.5
Park Village ...........1985        588             92        672            82               92        754            72   27.5
Posada Del Rio .........1980      1,603            534      3,022           101              534      3,123           273   27.5
South Point ............1984      1,861            291      2,135           142              291      2,277           209   27.5
                                -------       --------   --------       -------         --------   --------       -------
Total Tucson ...........         17,226          3,398     20,454         1,358            3,398     21,812         1,893
                                -------       --------   --------       -------         --------   --------       -------

Phoenix, Arizona .......
Contempo Heights .......1976      3,758          1,833      4,523            99            1,833      4,622           165   27.5
                                -------       --------   --------       -------         --------   --------       -------
Total Phoenix ..........          3,758          1,833      4,523            99            1,833      4,622           165
                                -------       --------   --------       -------         --------   --------       -------

Houston, Texas
Clear Lake Falls .......1980      3,127            867      3,261           236              867      3,497           294   27.5
The Gallery ............1968      1,642            732      1,196           776              732      1,972           156   27.5
Memorial Bend ..........1967      1,924          1,187      1,287           266            1,187      1,553           152   27.5
Nantucket Square Ii  ...1983      2,754            686      2,925           252              686      3,177           264   27.5
Prestonwood ............1978      2,468            761      2,696           367              761      3,063           286   27.5
Riviera Pines ..........1979      3,269          1,025      3,073           832            1,025      3,905           306   27.5
                                -------       --------   --------       -------         --------   --------       -------
Total Houston ..........         15,184          5,258     14,438         2,729            5,258     17,167         1,458
                                -------       --------   --------       -------         --------   --------       -------

Albuquerque, New Mexico
Dorado Terrace .........1986      5,212          2,700      4,224           204            2,700      4,428           350   27.5
Villa Serena ...........1986      2,680            883      2,647            91              883      2,746           248   27.5
Whispering Sands .......1986      5,573          1,442      6,149           290            1,442      6,439           573   27.5
                                -------       --------   --------       -------         --------   --------       -------
Total Albuquerque ......         13,465          5,025     13,020           593            5,025     13,613         1,171
                                -------       --------   --------       -------         --------   --------       -------

Total ..................        $ 49,633       $ 15,514   $ 52,435       $ 4,779         $ 15,514   $ 57,214       $ 4,687
                                ========       ========   ========       =======         ========   ========       =======

- ----------

(a) The aggregate cost of real estate investments for federal income tax purposes is approximately $68,041 at December 31, 1995.
(b) Except for Contempo Heights which was aquired in 1995, all of the above apartment properties were acquired in 1994.
(c) Building and improvements are depreciated using 27.5 years while furniture and fixtures are depreciated using seven years.

                         ASR INVESTMENTS CORPORATION
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (in thousands)

   A  summary  of  activity  for  real  estate   investments   and   accumulated
depreciation is as follows:

                               1995      1994
                           ---------- ---------
Real Estate Investments:
Balance, beginning of year $64,264    $     0
Acquisitions ..............  6,358     61,593
Improvements ..............  2,106      2,671
Dispositions and other  ...      0          0
                           ---------- ---------
Balance, end of year  .....$ 72,728   $64,264
                           ========== =========

Accumulated Depreciation:
Balance, beginning of year $ 1,995    $     0
Depreciation ..............  2,692      1,995
Dispositions and other  ...      0          0
                           ---------- ---------
Balance, end of year  .....$  4,687   $ 1,995
                           ========== =========