Form 10-Q
period 1996-03-31
ASR INVESTMENTS CORP
filed 1996-05-06
CIK 817383

FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended: March 31, 1996 Commission File Number: 1-9646
                          ---------------

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

                                 (520) 748-2111
                   ------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not applicable)
                   ------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes           No
          -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  (par value  $.01)  outstanding  as of May 1, 1996 were  3,154,495 shares.

                         ASR INVESTMENTS CORPORATION
                       Consolidated Balance Sheets
                  March 31, 1996 and December 31, 1995
                         (Dollars in Thousands)




                                                             1996         1995
                                                          ---------    ---------
                                                          Unaudited

Assets
    Real estate investments
       Apartments, net of depreciation                     $71,053      $71,338
       Investments in joint ventures                         2,922        3,043
       Construction in progress                              3,965
       Land held for development                             1,047        3,928
       Other real estate                                     1,121        1,201
                                                           -------      -------
          Total real estate investments                     80,108       79,510
    Mortgage assets                                         10,782       11,877
    Cash                                                     4,059        2,421
    Other assets                                               601          361
                                                           -------      -------
           Total assets                                    $95,550      $94,169
                                                           =======      =======


Liabilities
    Real estate notes payable                              $49,717      $49,633
    Short-term borrowing                                     4,587        4,495
    Other liabilities                                        2,999        2,646
                                                           -------      -------
           Total  liabilities                               57,303       56,774

Stockholders' Equity
    40,000,000 shares of $.01 Common Stock authorized;
    3,303,226 shares  issued with 148,731 held
    in Treasury                                             38,247       37,395
                                                           -------      -------
       Total  liabilities  and  stockholders'  equity      $95,550      $94,169
                                                           =======      =======


See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)

                                                          1996            1995
                                                        -------         --------

Real  Estate  Operations
     Rental and other income                             $3,642          $3,523
                                                         ------          ------
     Operating and maintenance expenses                   1,254           1,178
     Real estate taxes and insurance                        360             350
     Depreciation and amortization                          680             507
                                                         ------          ------
       Total  operating  expenses                         2,294           2,035
                                                         ------          ------
     Income from  real  estate                            1,348           1,488
                                                         ------          ------

Mortgage  Assets
     Prospective yield  income                              770           1,143
     Income from redemptions                              1,977           3,158
                                                         ------          ------
     Income from mortgage assets                          2,747           4,301
                                                         ------          ------

Operating and Administrative Expenses                      (638)         (1,350)
                                                         ------          ------
     Total Operating Income                               3,457           4,439

Interest Expense and Other Income
     Interest and other income                               40             159
     Interest expense on real estate mortgages           (1,082)         (1,070)
     Other interest expense                                 (75)           (169)
                                                         ------          ------
Net Income                                               $2,340          $3,359
                                                         ======          ======

Net  Income  Per  Share of Common
     Stock and Common Stock Equivalents                   $0.74           $1.08
                                                         ======          ======
Average  Shares of Common Stock and
     Common Stock Equivalents                             3,154           3,109
                                                         ======          ======
Dividends  Declared  Per  Share                           $0.50           $0.50
                                                         ======          ======


See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)
                                                           1996         1995
                                                           ----         ----
OPERATING  ACTIVITIES
Net income                                                $2,340       $3,359
Principal noncash charges (credits)
    Depreciation and amortization                            783          568
    Reversal of yield maintenance accrual                              (2,420)
    Increase in accrual                                                   705
                                                          ------       ------
Cash  Provided  By  Operations                             3,123        2,212
                                                          ------       ------
INVESTING  ACTIVITIES
Investment in apartments                                    (427)      (6,471)
Investment in joint ventures                                  50         (413)
Construction expenditures                                 (1,024)
Purchase of land for development                             (60)      (3,181)
Other real estate assets                                      80        1,542
Reduction in mortgage assets                               1,095        3,208
Decrease in other assets                                    (240)        (170)
                                                          ------       ------
Cash  Used in  Investing  Activities                        (526)      (5,485)
                                                          ------       ------
FINANCING  ACTIVITIES
Issuance of real estate notes payable                                   6,440
Proceeds from construction loan                              221
Repayment of notes payable
   Real estate notes                                        (137)        (444)
   Notes secured by mortgage assets                                    (4,002)
Short-term borrowing                                          92
Exercise of stock options                                                  23
Payment of dividends                                      (1,577)      (1,575)
Increase (Decrease) in other liabilities                     442         (322)
                                                          ------       ------
Cash  (Used in)  Provided  By  Financing  Activities        (959)         120
                                                          ------       ------
Cash
    Increase (Decrease) during the period                  1,638       (3,153)
    Balance - beginning of period                          2,421        4,129
                                                          ------       ------
    Balance - end of period                               $4,059         $976
                                                          ======         ====

Supplemental Disclosure of Cash Flow Information
Interest Paid                                             $1,160       $1,383
                                                          ======       ======

See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1996
                                 (In Thousands)
                                   (Unaudited)


                                                                                               Common
                                                    Additional                                Stock in
                            Number of      Par        Paid-In                     Notes      Treasury -
                             Shares       Value       Capital     Deficit       Receivable     at Cost      Total
                             ------       -----       -------     -------       ----------     -------      -----
Balance, December 31, 1995    3,303        $33      $155,822    ($115,497)        ($652)     ($2,311)      $37,395
Net income                                                          2,340                                    2,340
Dividends declared                                                 (1,577)                                  (1,577)
Other                                                     89                                                    89
                              -----        ---      --------    ---------         -----      -------       -------
Balance, March 31, 1996       3,303        $33      $155,911    ($114,734)        ($652)     ($2,311)      $38,247
                              =====        ===      ========    =========         =====      =======       =======

See  Notes  to  Consolidated  Financial  Statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1996 and 1995


1.  BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively the "Company"). Investments in joint ventures in which the Company does not own a controlling interest are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. They do not include all of the information and disclosures generally required for annual financial statements. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the December 31, 1995 audited consolidated financial statements and notes thereto.

Reclassification - Certain reclassifications have been made to conform the prior year with the current year presentation.

2.  REAL ESTATE INVESTMENTS

         As of March 31, 1996, the Company owned directly eighteen apartment communities (2,683 units) located in Arizona, Texas, and New Mexico. In addition, the Company owned six apartment communities (1,441, units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing partner or managing member of the joint ventures. The Company is entitled to receive 15%- 51% of the total profits and cash flows depending on the financial performance of the joint ventures.
         Apartment communities owned directly by the Company as of March 31, 1996 and December 31, 1995 consisted of the following (in thousands):
                                                          1996          1995
         Land                                           $15,514       $15,514
         Building and Improvements                       57,419        57,214
         Accumulated Depreciation                        (5,367)       (4,687)
         Restricted Cash and
            Deferred Loan Fees                            3,487         3,297
                                                        -------      --------

         Apartments, net                                $71,053       $71,338
                                                        =======      ========

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1996 and 1995


         In March 1996, the Company began construction of a 356 unit apartment community, Finisterra Apartments, in Tempe, Arizona. The total cost is estimated to be $20,000,000. The Company has obtained a $15,350,000 construction loan of which $221,000 was outstanding at March 31, 1996. As of March 31, 1996, the Company had invested $3,965,000 in construction in progress including $2,670,000 in land aquisition cost.

         The condensed combined financial statements of the joint ventures are as follows (in thousands):

                        Condensed Combined Balance Sheets
                   As of March 31, 1996 and December 31, 1995

                                                        1996              1995
         Real estate, at cost net
             of depreciation                          $54,333           $54,489
         Cash and other assets                          2,032             2,133
                                                      -------           -------
          Total Assets                                $56,365           $56,622
                                                      =======           =======

         Notes payable                                $36,146           $35,754
         Other liabilities                                727               575
                                                      -------           -------
             Total Liabilities                         36,873            36,329
         Equity
            The Company                                 2,922             3,043
            Joint venture partner                      16,570            17,250
                                                      -------           -------
            Total Equity                               19,492            20,293
                                                      -------           -------
         Total Liabilities and Equity                 $56,365           $56,622
                                                      =======           =======

                   Condensed Combined Statement of Operations
                        For the Quarters Ended March 31,

                                                        1996             1995
          Rental and other income                      $2,292           $1,251
         Operating expenses                             (955)             (539)
         Depreciation                                   (476)             (222)
         Interest expense                               (713)             (364)
                                                      ------             -----
         Net Income                                   $  148             $ 126
                                                      ======             =====

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1996 and 1995


                                                             1996        1995
Allocation of Net Income
   The Company                                             $   22      $    19
   Joint Venture Partner                                   $  126      $   107


3.  MORTGAGE ASSETS

         The mortgage assets entitle the Company to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financing which they secure. The Company also has the right to cause the early redemption of the structured financing under specified conditions; in such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. Redemption transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuates significantly between periods.

         At March 31, 1996 and December 31, 1995, the prospective yield on mortgage assets was 35% and 29%.

         During the first quarter of 1996, the Company sold a 40% interest in a mortgage assets that is being redeemed during the second quarter of 1996. The Company received $2,400,000 and realized income of $1,977,000 from the sale. The redemption will provide additional cash flow of $3,600,000 and income of $3,000,000 in the second quarter.


4.  NOTES PAYABLE

         At March 31, 1996 and December 31, 1995, the Company had borrowing under reverse repurchase agreements of $2,262,000 and $2,170,000 secured by five mortgage assets with a total carrying value of $2,483,074 and $2,645,000, respectively. The Company also had short-term borrowing of $2,325,000 at March 31, 1996 and December 31, 1995, secured by two mortgage assets with a total carrying value of $4,658,345 and $4,994,000, respectively. In April 1996, the Company paid down $527,000 on the reverse repurchase agreements and $1,825,000 on the short-term borrowing.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1996 and 1995


         As  discussed  in  Note 2,  the  Company  has  obtained  a  $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bears interest at one percent per annum above the bank's prime rate. At March 31, 1996, the amount outstanding on the loan was $221,000.


5.  RELATED PARTY TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, Pima Mortgage L.P. (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1996. For the quarters ended March 31, 1996 and 1995, the management fees were $96,000 and $94,000 and the mortgage asset administrative fees were $72,000 and $56,000, respectively.

         The Company has a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment communities. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for the quarters ended March 31, 1996 and 1995 were $109,000 and $112,000, respectively, which were equal to approximately 3% and 3.2% of the real estate operating income.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1996 and 1995


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

         In March 1996, the Company began construction of a 356 unit luxury apartment community in Tempe, Arizona. Total project costs are estimated to be $20 million and the Company has obtained a construction loan of $15.4 million. In addition to wholly owned apartments communities, the Company has acquired six apartment communities (1,441 units) in Phoenix and Tucson, Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and managing member of the joint ventures. The Company receives 15%-51% of the net profits and cash flow depending on the performance of the joint ventures.

         The Company continues to own mortgage assets acquired prior to 1993 to generate cash flows for apartment acquisitions and development, operations, payment of dividends and other corporate purposes. These mortgage assets entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing which they secure. The Company also has the option to cause the early redemption of the structured financing at par after specified conditions are met (generally when the structured financing is below a specified balance or after a specified date). In such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financings are remitted to the Company. Mortgage asset redemptions have the effect of accelerating the cash flows and increasing the value. Redemption transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis and the net proceeds are affected by the market price of the mortgage instruments. Thus, the cash flows and income from redemption transactions fluctuate significantly between periods. Mortgage asset redemptions reduce the cash flows and income in future periods.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1996 and 1995


Results of Operations

         Real Estate Operations - Rental income and expenses increased during the first quarter of 1996 compared to the first quarter of 1995 due to the acquisition of an apartment community in February, 1995. On a same store basis, for the same periods, rental and other income decreased by (1) $18,000 due to a decrease in the average occupancy rates from 95% for the 1995 quarter to 92% for the 1996 quarter and (2) an increase in rental concessions by $94,000 for the quarter 1996 compared the quarter 1995. This was mitigated by a 3.8% increase in rental rates for the first quarter 1996 compared to the first quarter 1995. The decrease in vacancy rates and increase in concession cost were primarily attributable to the Tucson communities. The Company's Tucson communities had an overall 91.6% occupancy rate in the first quarter of 1996 compared with 96.3% in the same period in 1995. Operating expenses for the first quarter of 1996 compared to the first quarter of 1995 increased by 2.6% primarily due to increases in marketing and payroll expenses.

         Mortgage Assets - Prospective yield income for first quarter 1996 compared to the first quarter 1995 decreased due to a decrease in the average balance of mortgage assets to $11,672,000 in the first quarter of 1996 from $17,167,000 in the first quarter of 1995 as a result of amortization and redemptions. Income from redemptions was lower in the 1996 quarter because the 1995 first quarter amount included a $2,420,000 reversal of an excess accrued yield maintenance payment on notes payable secured by mortgage assets. In the first quarter of 1996, the Company realized income of $1,977,000 from the sale of a 40% interest in a mortgage asset that is being redeemed in the second quarter; the redemption will provide additional income of $3,000,000 in the second quarter. In the first quarter of 1995, the Company redeemed a mortgage asset for income of $738,000.

         Operating and Interest Expenses - Operating expenses decreased in 1996 because the 1995 amount included an accrual of stock appreciation rights expenses of $705,000. Other interest expense decreased due to the payoff of the notes payable secured by mortgage assets in February 1995.


Liquidity, Capital Resources and Commitments

         Cash provided by operations for the first quarter of 1996 was higher than 1995 as (l) $2,420,000 of the 1995 income from redemption related to the reversal of the yield

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1996 and 1995


maintenance payment and did not provide cash and (2) $705,000 of the 1995 stock appreciation rights expenses were noncash charges.

         Operating cash flow (net of interest expense) from apartments was $1,017,000 for the first quarter of 1996 compared to $958,000 for the same period of 1995. Cash flow generated from mortgage assets was $3,842,000 during the first quarter of 1996 compared to $5,089,000 during for the same period of 1995. The lower mortgage asset cash flow in 1996 results from the nature of the mortgage assets; the cash flows generally decline over time as the mortgage assets are amortized or redeemed.

         The Company invested $3,212,000 and borrowed $6,440,000 to acquire an apartment community and the land for the Finisterra Apartments in the first quarter of 1995. The Company did not make any acquisitions in the first quarter of 1996. The Company incurred $1,024,000 of construction costs in the Finisterra Apartments community in the first quarter 1996. The total costs of the Finisterra Apartments are estimated to be $20,000,000 and the Company has obtained a $15,350,000 construction loan. As of March 31, 1996, the Company has invested $3,965,000, of which $221,000 was funded under the related construction loan.

         The Company continues to rely on the cash flows from the mortgage assets to fund its apartment acquisitions and development. A majority of the mortgage cash flows is from redemptions and sales which in effect accelerate the cash flows and thus, increase the present value. In March 1996, the Company sold a 40% interest in a mortgage asset for $,2,400,000. The mortgage asset is being redeemed in the second quarter and will provide additional cash flow of $3,600,000.

         The Company has prepared the following estimates of future cash flows from the mortgage assets. Cases 1, 2 and 3 assume that except for the early redemption of the mortgage asset in the second quarter as described in the preceding paragraph, there would be no further early redemptions of mortgage assets. The assumed interest rate and mortgage prepayment rates in Case 2 are the approximate interest rate and forecasts of prepayment rates made by market participants as of March 31, 1996. The estimates in Case 4 have been prepared using the same interest rate and mortgage prepayment rates as Case 2 except that each mortgage asset is assumed to be redeemed at the first available date and the underlying mortgages are sold at the March 31, 1996 prices. Mortgage prepayment rates represent the average annual prepayment rate assumed for the underlying mortgage instruments.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1996 and 1995




  (Dollars in thousands)

                                  Case 1       Case 2      Case 3      Case 4

Assumed one month LIBOR             3.38%        5.38%       7.38%       5.38%
Assumed mortgage prepayments        21.8%        14.5%       14.5%       14.5%
Average sale price of
   mortgages (% of par)                                                 107.16%

Estimated cash flows
1996                               $8,802       $8,293      $7,778     $14,193
1997                                4,811        4,258       3,622      12,130
1998                               3 ,364        3,310       3,030       1,932
1999                                2,409        2,543       2,533       8,567
2000                                1,703        1,989       2,144      10,900
2001-2018                          5 ,815       12,106      21,877       1,310
                                  -------      -------     -------     -------
         Total                    $26,904      $32,499     $40,984     $49,032
                                  =======      =======     =======     =======

         There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependent on prices available upon sale of the mortgages as well as the timing of meeting the conditions for redemption (generally reduction of the structured financing to a specified balance or a specified date). As an example, if the assumed average price above par for mortgage sales in Case 4 above were to decrease by half (the average mortgage prices decreases to 103.58%), the estimated total cash flow in Case 4 would decline by $15,400,000 of which $2,882,000 would relate to 1996.

         At March 31, 1996, the Company had unrestricted cash of $4,059,000. The Company intends to use such funds, together with the proceeds from the mortgage redemption in the second quarter to reduce short-term borrowing, to fund the equity portion of the construction costs of the Finisterra Apartments, to fund capital improvements on existing apartment communities, and to pay dividends and operating expenses.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1996 and 1995


Other Information

         Apartment leases generally are for terms of six to 12 months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire. To the extent that the inflation rate influences federal monetary policy and results in rising short-term interest rates or declines in mortgage interest rates, the income and cash flows from the mortgage assets would be affected.

                          ASR INVESTMENTS CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 1996

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings - None
                  -----------------

Item 2.           Changes in Securities - Not applicable
                  ---------------------

Item 3.           Defaults Upon Senior Securities - Not applicable
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders -  None
                  ---------------------------------------------------

Item 5.           Other Information - Not applicable
                  -----------------

Item 6            Exhibits and Reports on Form 8-K - None
                  --------------------------------

                              ********************

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION

Mary C. Clements                               Joseph C. Chan
- ----------------                               --------------
Mary C. Clements                               Joseph C. Chan
Controller                                     Executive Vice President,
May  3, 1996                                            Chief Operating Officer,
                                                        Chief Financial and
                                                        Accounting Officer
                                                        May 3, 1996