Form 10-Q
period 1996-06-30
ASR INVESTMENTS CORP
filed 1996-08-12
CIK 817383

FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended: June 30, 1996 Commission File Number: 1-9646
                           --------------

                           ASR Investments Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                                    Maryland
               --------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   86-0587826
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

                   335 N. Wilmot, Suite 250, Tucson, AZ 85711
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (520) 748-2111
                       ----------------------------------
              (Registrant's telephone number, including area code)

                                (Not applicable)
                       ----------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock (par value $.01) outstanding as of July 31, 1996 were 3,154,495 shares.

                           ASR INVESTMENTS CORPORATION
                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995
                             (Dollars in Thousands)


                                                               1996      1995
                                                             --------- ---------
                                                             Unaudited

Assets
    Real estate investments
       Apartments, net of depreciation                        $70,673   $71,338
       Investments in joint ventures                            2,889     3,043
       Construction in progress                                 6,254
       Land held for development                                1,047     3,928
       Other real estate                                          988     1,201
                                                              -------   -------
          Total real estate investments                        81,851    79,510
    Mortgage assets                                             8,863    11,877
    Cash                                                        5,447     2,421
    Other assets                                                  559       361
                                                              -------   -------
           Total assets                                       $96,720   $94,169
                                                              =======   =======


Liabilities
    Real estate notes payable                                 $49,669   $49,633
    Short-term borrowing                                        2,366     4,495
    Other liabilities                                           4,689     2,646
                                                              -------   -------
           Total  liabilities                                  56,724    56,774

Stockholders' Equity
    40,000,000 shares of $.01 Common Stock authorized;
    3,303,226 shares issued with 148,731 held
    in Treasury                                                39,996    37,395
                                                              -------   -------
       Total liabilities and stockholders' equity             $96,720   $94,169
                                                              =======   =======

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Operations
          For the Quarters and Six Months Ended June 30, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)

                                                       Quarters             Six  Months
                                                  ------------------    ------------------
                                                    1996       1995       1996       1995
                                                  -------    -------    -------    -------
Real  Estate  Operations
     Rental and other income                      $ 3,639    $ 3,551    $ 7,281    $ 7,074
                                                  -------    -------    -------    -------
     Operating and maintenance expenses             1,301      1,235      2,555      2,413
     Real estate taxes and insurance                  359        400        719        750
     Depreciation and amortization                    688        767      1,368      1,274
                                                  -------    -------    -------    -------
       Total  operating  expenses                   2,348      2,402      4,642      4,437
                                                  -------    -------    -------    -------
     Income from  real  estate                      1,291      1,149      2,639      2,637
                                                  -------    -------    -------    -------

Mortgage  Assets
     Prospective yield income                         799      1,048      1,569      2,191
     Income from redemptions and sales              3,010      1,296      4,987      4,454
                                                  -------    -------    -------    -------
     Income from mortgage assets                    3,809      2,344      6,556      6,645
                                                  -------    -------    -------    -------

Operating and Administrative Expenses                (698)      (840)    (1,336)    (2,190)
                                                  -------    -------    -------    -------
     Total Operating Income                         4,402      2,653      7,859      7,092

Interest Expense and Other Income
     Interest and other income                         81        515        121        674
     Interest expense on real estate mortgages     (1,108)    (1,094)    (2,190)    (2,166)
     Other interest expense                           (49)       (59)      (124)      (226)
                                                  -------    -------    -------    -------
Net Income                                        $ 3,326    $ 2,015    $ 5,666    $ 5,374
                                                  =======    =======    =======    =======

Net Income Per Share of Common
     Stock and Common Stock Equivalents           $  1.05    $  0.65    $  1.80    $  1.72
                                                  =======    =======    =======    =======
Average Shares of Common Stock and
     Common Stock Equivalents                       3,154      3,150      3,154      3,130
                                                  =======    =======    =======    =======
Dividends Declared Per Share                      $  0.50    $  0.50    $  1.00    $  1.00
                                                  =======    =======    =======    =======

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Cash Flows
          For the Quarters and Six Months Ended June 30, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)

                                                         Quarters            Six Months
                                                   ------------------    ------------------
                                                     1996       1995       1996       1995
                                                   -------    -------    -------    -------
OPERATING  ACTIVITIES
Net income                                         $ 3,326    $ 2,015    $ 5,666    $ 5,374
Principal noncash charges (credits)
    Depreciation and amortization                      821        841      1,604      1,409
    Reversal of yield maintenance accrual                                            (2,420)
    Increase in accrual                                                                 705
                                                   -------    -------    -------    -------
Cash  Provided  By  Operations                       4,147      2,856      7,270      5,068
                                                   -------    -------    -------    -------

INVESTING  ACTIVITIES
Investment in apartments                              (368)      (532)      (795)    (7,003)
Investment in joint ventures                           (40)    (1,467)        10     (1,880)
Construction expenditures                           (2,289)               (3,313)
Purchase of land for development                                 (174)       (60)    (3,355)
Other real estate assets                               133        820        213      2,362
Reduction in mortgage assets                         1,919      1,023      3,014      4,231
Decrease in other assets                                42        251       (198)        81
                                                   -------    -------    -------    -------
Cash  Used  In  Investing  Activities                 (603)       (79)    (1,129)    (5,564)
                                                   -------    -------    -------    -------

FINANCING  ACTIVITIES
Issuance of real estate notes payable                                                 6,440
Proceeds from construction loan                         22                   243
Repayment of notes payable
   Real estate notes                                   (70)    (4,889)      (207)    (5,333)
   Notes secured by mortgage assets                                                  (4,002)
Short-term borrowing                                (2,221)     3,008     (2,129)     3,008
Exercise of stock options                                                                23
Payment of dividends                                (1,577)    (1,575)    (3,154)    (3,150)
Increase in other liabilities                        1,690        459      2,132        137
                                                   -------    -------    -------    -------
Cash  Used  In  Financing  Activities               (2,156)    (2,997)    (3,115)    (2,877)
                                                   -------    -------    -------    -------

Cash
    Increase (Decrease) during the period            1,388       (220)     3,026     (3,373)
    Balance - beginning of period                    4,059        976      2,421      4,129
                                                   -------    -------    -------    -------
    Balance - end of period                        $ 5,447    $   756    $ 5,447    $   756
                                                   =======    =======    =======    =======

Supplemental Disclosure of Cash Flow Information
Interest Paid                                      $ 1,160    $ 1,407    $ 2,342    $ 2,790
                                                   =======    =======    =======    =======

See  Notes  to  Consolidated  Financial  Statements.

                           ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1996
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Common
                                                  Additional                           Stock in
                              Number of    Par      Paid-In                  Notes    Treasury -
                               Shares     Value     Capital     Deficit   Receivable   at Cost     Total
                              -------    -------    --------   ---------  ----------   -------    -------
Balance, December 31, 1995      3,303    $    33    $155,822   ($115,497)   ($  652)   ($2,311)   $37,395
Net income                                                         5,666                            5,666
Dividends declared                                                (3,154)                          (3,154)
Other                                                     89                                           89
                              -------    -------    --------   ---------    -------    -------    -------
Balance, June  30, 1996         3,303    $    33    $155,911   ($112,985)   ($  652)   ($2,311)   $39,996
                              =======    =======    ========   =========    =======    =======    =======

See  Notes  to  Consolidated  Financial  Statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


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

2.  REAL ESTATE INVESTMENTS

            As of June 30, 1996 and December 31, 1995, the Company owned directly eighteen apartment communities (2,683 units) located in Arizona, Texas, and New Mexico which consisted of the following (in thousands):

                                                       1996              1995
                                                     --------          --------
Land                                                 $ 15,514          $ 15,514
Building and improvements                              57,633            57,214
Accumulated depreciation                               (6,054)           (4,687)
Restricted cash and
    deferred loan fees                                  3,580             3,297
                                                     --------          --------

Apartments, net                                      $ 70,673          $ 71,338
                                                     ========          ========

            In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments, in Tempe, Arizona. The total cost is estimated to be $20,500,000. The Company has obtained a $15,350,000 construction loan of which $243,000 was outstanding at June 30, 1996. As of June 30, 1996, the Company had invested $6,254,000 in construction in progress including $2,670,000 in land acquisition cost.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


            In addition, the Company owned six apartment communities (1,441, units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing partner or managing member of the joint ventures. The Company is entitled to receive 15%-51% of the total profits and cash flows depending on the financial performance of the joint ventures. The condensed combined financial statements of the joint ventures are as follows (in thousands):

                        Condensed Combined Balance Sheets
                    As of June 30, 1996 and December 31, 1995


                                                           1996            1995
                                                         -------         -------
Real estate, at cost net
    of depreciation                                      $54,022         $54,489
Cash and other assets                                      1,968           2,133
                                                         -------         -------
 Total Assets                                            $55,990         $56,622
                                                         =======         =======

Notes payable                                            $36,044         $35,754
Other liabilities                                            678             575
                                                         -------         -------
    Total Liabilities                                     36,722          36,329
                                                         -------         -------
Equity
   The Company                                             2,889           3,043
   Joint venture partner                                  16,379          17,250
                                                         -------         -------
   Total Equity                                           19,268          20,293
                                                         -------         -------
Total Liabilities and Equity                             $55,990         $56,622
                                                         =======         =======

                   Condensed Combined Statement of Operations
                 For the Quarters and Six Months Ended June 30,

                                           Quarters              Six Months
                                           --------              ----------
                                       1996        1995        1996        1995
                                    -------     -------     -------     -------

Rental and other income             $ 2,272     $ 1,487     $ 4,564     $ 2,738
Operating expenses                     (910)       (606)     (1,865)     (1,145)
Depreciation                           (484)       (290)       (960)       (512)
Interest expense                       (723)       (491)     (1,436)       (855)
                                    -------     -------     -------     -------
Net Income                          $   155     $   100     $   303     $   226
                                    =======     =======     =======     =======

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


                                              Quarters             Six Months
                                              --------             ----------
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----
Allocation of net income
   The Company                             $ 23       $ 15       $ 45       $ 34
   Joint venture partner                    132         85        258        192


3.  MORTGAGE ASSETS

            The mortgage assets entitle the Company to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financing that they secure. The Company also has the right to cause the early redemption of the structured financing under specified conditions; in such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. In some cases, the Company sells the mortgage asset that is redeemable in the foreseeable future Redemption and sale transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuates significantly between periods.

            At  June  30,  1996,  the  prospective   yield  on  mortgage  assets
(excluding the mortgage assets sold in July) was 39%.

            During the second quarter of 1996, the Company redeemed a mortgage asset that in the first quarter of 1996 the Company had sold a 40% interest. From this sale and redemption, the Company received cash flow of $3,600,000 in the second quarter of 1996 and $6,000,000 in the first six months of 1996. The Company also realized redemption income of $3,010,000 and $4,987,000 from the sale and redemption for the three months and six months ended June 30, 1996, respectively. In July 1996, the Company sold six mortgage assets for total proceeds of $5,750,000 and estimated income of $2,700,000 which will be recorded in the third quarter of 1996.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


4.  NOTES PAYABLE

            At June 30, 1996 and December 31, 1995, the Company's short-term borrowing was secured by mortgage assets with a total carrying value of $5,632,000 and $7,639,000, respectively. In July 1996, the Company paid down $430,000 on the short-term borrowing.

            As discussed in Note 2, the Company has obtained a $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bears interest at 1% per annum above the bank's prime rate. At June 30, 1996, the amount outstanding on the loan was $243,000.


5.  RELATED PARTY TRANSACTIONS

            Subject to the supervision of the Company's Board of Directors, Pima Mortgage L.P. (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement that has a current term through December 31, 1996. For the quarters and six months ended June 30, 1996 and 1995, the management fees were as follows (in thousands):

                                               Quarter          Six Months
                                               -------          ----------
                                            1996     1995     1996     1995
                                            ----     ----     ----     ----

Base management fee                         $112     $ 92     $208     $186
Administrative fee                          $ 53     $ 58     $105     $114

            The Company has a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment communities. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for the six months ended June 30, 1996 and 1995 were $208,000 and $202,000, respectively, which were both equal to approximately 2.9% of the real estate operating income. For the quarters ended June 30, 1996 and 1995, cost allocated to the Company were $99,000 and $90,000, respectively.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


General

            ASR Investments Corporation (the "Company") is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the southwestern United States. In January 1994, the Company acquired its initial portfolio of seventeen apartment communities (2,461 units) located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico. In February 1995, the Company acquired a 222-unit apartment community in Mesa, Arizona. In March 1996, the Company began construction of a 356-unit luxury apartment community in Tempe, Arizona. Total project costs are estimated to be $20.5 million and the Company has obtained a construction loan of $15.4 million.

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

            The Company continues to own mortgage assets (all acquired prior to 1993) to generate cash flows for apartment acquisitions and development, operations, payment of dividends and other corporate purposes. These mortgage assets entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing that they secure. The Company also has the option to cause the early redemption of the structured financing at par after specified conditions are met (generally when the structured financing is below a specified balance or after a specified date). In such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. In some cases, the Company decides to sell a mortgage asset that is expected to be redeemable in the foreseeable future. Mortgage asset redemptions and sales have the effect of accelerating the cash flows and increasing the present value. Redemption and sales transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis and the net proceeds are affected by the market price of the mortgage instruments. Thus, the cash flows and income from redemption and sale transactions fluctuate significantly between periods. Mortgage asset redemptions and sales reduce the cash flows and income in future periods.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


Results of Operations

Comparison of Quarters Ended June 30, 1996 and 1995

            Real Estate Operations - Rental income for the 1996 quarter increased by 2.5% due primarily to (i) a 1% rental rate increase, (ii) a 2.4% increase in rents resulting from prior rate increases becoming effective as leases expire and are renewed or the apartment is released and (iii) an increase in the occupancy rate from 90.8% in 1995 to 91.7% in 1996. The increase in rental income was mitigated by an increase in rental concession expense of $75,000. The Company experienced higher rental income in Phoenix, Tucson and Houston but lower rental income in Albuquerque. Operating and maintenance expenses increased by 5.3% due to increases in payroll expenses and marketing expenses. Real estate taxes and insurance expenses decreased due to an adjustment made in 1995 based on the actual property tax assessment.

            Mortgage Assets - Prospective yield income decreased due to the decrease in the mortgage asset balance as a result of amortization and redemptions. The average balance was $9,730,000 for the 1996 quarter compared with $15,450,000 for the 1995 quarter. The average prospective yield for the quarter was 35% in 1996 compared to 29% in 1995. Income from redemptions and sales increased by $1,714,000 as a result of the redemption of the remaining 60% interest in one mortgage asset in 1996 with proceeds of $3,641,000 and income of $3,010,000 compared to redemption of one mortgage asset in 1995 with proceeds of $1,509,000 and income of $1,296,000.

            Operating Expenses and Other Income - Interest and other income decreased as the 1995 amount included a gain of $311,000 from the early payoff of a note payable and a gain of $180,000 from the sale of an asset. Operating expenses decreased as the 1995 amount included the cost of the reverse stock split in July 1995. Other interest expense decrease in 1996 as the Company paid off the unsecured real estate note payable in April 1995.

Comparison of Six Months Ended June 30, 1996 and 1995

            Real Estate Operations - Rental income for the 1996 period increased by 2.9% due primarily to (i) the purchase of an apartment community in February 1995, (ii) a 4% rental rate increase and (iii) a 2.2% increase in rents resulting from prior rate increases becoming effective as leases expire and are renewed or the apartment is released. The increase was

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


mitigated by (i) a decrease in the occupancy rate from 92.7% in 1995 to 91.7% in 1996 and (ii) an increase in rental concession expense of $173,000. The Company experienced higher rental income in 1996 in Phoenix, Tucson and Houston but lower rental income in Albuquerque. Operating and maintenance expenses increased by 5.9% due to the 1995 acquisition and increases in payroll expenses and marketing expenses. Real estate taxes and insurance expenses decreased due to an adjustment made in 1995 based on the actual property tax assessment.

            Mortgage Assets - Prospective yield income decreased in 1996 due to the decrease in the mortgage asset balance as a result of amortization and redemptions. The average balance was $10,701,000 for the 1996 period compared with $16,309,000 for the 1995 period. The decrease was mitigated by an increase in the average prospective yield from 29% in the 1995 period to 33% in the 1996 period. Income from redemptions and sales increased by $533,000 as a result of the sale and redemption of one mortgage asset in 1996 with proceeds of $6,000,000 and income of $4,987,000 compared to the redemptions and sales of two mortgage assets in 1995 with proceeds of approximately $4,300,000 and income of $4,454,000. Included in the 1995 income was $2,420,000 from the reversal of an excess yield maintenance payment accrued in 1993 on borrowings secured by mortgage assets.

            Operating Expenses and Other Income - Operating expenses decreased as the 1995 amount included (i) an accrual of stock appreciation rights expense of $705,000 based on the increase in the stock price during the first quarter of 1995 and (ii) the cost of the reverse stock split in July 1995. Interest and other income decreased as the 1995 amount included a gain of $311,000 from the early payoff of a note payable and a gain of $180,000 from the sale of an asset. Other interest expense decreased as the Company paid off the unsecured real estate note payable in April 1995.

Liquidity, Capital Resources and Commitments

            Cash provided by operations for the six months ended June 30, 1996 was $7,270,000 compared with $5,068,000 for the same period in 1995. The increase was due to (i) increase in net income of $292,000, (ii) increase in non-cash charge for depreciation and amortization of $195,000 and (iii) the 1995 net income included a non-cash credit of $2,420,000 for the reversal of accrued excess yield maintenance payment on notes payable. The increase was mitigated by a decrease in 1996 in non-cash credit of $705,000.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


            Cash used in investing activities for the six months ended June 30, 1996 was $1,129,000 compared with $5,564,000 for the same period in 1995. The decrease was due to (i) a decrease of $6,208,000 in apartment acquisitions as the Company purchased an apartment community in February 1995 and did not make any purchases in 1996 and (ii) a decrease of $1,870,000 in investment in joint ventures as the Company made investments in new joint ventures in 1995 to acquire two apartment communities and did not make any investment in new joint ventures in 1996. The decrease was mitigated by (i) an increase of $18,000 in the development and construction costs of the Finisterra Apartments, (ii) a decrease of $2,149,000 in the proceeds from dispositions of other real estate assets, (iii) a decrease of $1,217,000 in the reduction in the carrying value of mortgage assets and (iv) an increase in other assets of $279,000.

            Cash used in financing activities for the six months ended June 30, 1996 was $3,115,000 compared with $2,877,000 for the same period in 1995. The increase was principally due to (i) a decrease of $1,135,000 in notes payable secured by mortgage assets and short-term borrowing and (ii) a decrease in the issuance of real estate notes payable of $6,440,000 as the Company did not make any purchases in 1996. The increase was mitigated by (i) an increase of $243,000 from proceeds from the Finisterra Apartments construction loan, (ii) an increase of $5,126,000 in the repayment of real estate notes payable as the Company prepaid the unsecured real estate notes in 1995, and (iii) an increase in other liabilities of $1,995,000 primarily due to the accrual of construction costs of the Finisterra Apartments for June 1996 which were paid in July.

            The Company continues to realize substantial cash flows from its mortgage assets. A majority of the cash flows is generated from redemptions of the mortgage assets. The Company may also sell a mortgage asset that is redeemable in the foreseeable future. The redemptions or sales accelerate the mortgage asset cash flows and increase the present value. During the first six months of 1996, the mortgage assets generated total cash flow of $9,570,000, including $6,000,000 from the redemption of a mortgage asset. The Company used a portion of the proceeds to reduce short-term borrowing by $2,221,000 during the first six months of 1996 In addition, the Company sold six mortgage assets in July for total proceeds of $5,570,000.

            The Company has prepared the following estimates of future cash flows from the mortgage assets. Cases 1, 2 and 3 assume that except for the early redemptions or sales of the mortgage asset in July as described in the preceding paragraph, there would be no further

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


early redemptions of mortgage assets. The assumed interest rate and mortgage prepayment rates in Case 2 are the approximate interest rate and forecasts of prepayment rates made by market participants as of June 30, 1996. The estimates in Case 4 have been prepared using the same interest rate and mortgage prepayment rates as Case 2 except that each mortgage asset is assumed to be redeemed at the first available date and the underlying mortgages are sold at the June 30, 1996 prices. Mortgage prepayment rates represent the average annual prepayment rate assumed for the underlying mortgage instruments (Dollars in thousands):

                              Case 1     Case 2     Case 3     Case 4
                             -------    -------    -------    -------

Assumed one month LIBOR          3.5%       5.5%       7.5%       5.5%
Assumed annual mortgage
  prepayments                  19.13%      12.5%      8.34%      12.5%
Average sale price of
   mortgages (% of par)                                        106.44%

Estimated cash flows
1996 (second half)           $ 7,792    $ 7,567    $ 7,342    $ 9,200
1997                           3,513      3,024      2,508     10,705
1998                           2,461      2,358      2,073        644
1999                           1,736      1,816      1,737      1,389
2000                           1,221      1,427      1,484     15,734
2001-2018                      5,140     10,725     18,604        714
                             -------    -------    -------    -------
            Total            $21,863    $26,917    $33,748    $38,386
                             =======    =======    =======    =======

            There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependent on prices available upon sale of the mortgages as well as the timing of meeting the conditions for redemption (generally reduction of the structured financing to a specified balance or a specified date). As an example, if the assumed average price above par for mortgage sales in Case 4 above were to decrease by half (the average mortgage prices decreases to 103.22%), the estimated total cash flow in Case 4 would decline by $11,269,000 of which $833,000 would relate to 1996.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1996 and 1995


            At June 30, 1996, the Company had cash of $5,447,000. The Company intends to use such funds, together with the proceeds from the mortgage sales in July to fund acquisitions of apartment communities, to fund the equity portion of the construction costs of the Finisterra Apartments, to fund capital improvements on existing apartment communities, and to pay dividends and operating expenses.

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

                          ASR INVESTMENTS CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      For the Quarter Ended June 30, 1996



PART  II

OTHER INFORMATION

Item 1.     Legal Proceedings - None
            -----------------

Item 2.     Changes in Securities - Not applicable
            ---------------------

Item 3.     Defaults Upon Senior Securities - Not applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders -
            ---------------------------------------------------

                        (a) The Annual Meeting of Stockholders of the Company was held on Wednesday, May 15, 1996 at 9:00 a.m., at the Viscount Suite Hotel, 4855 E. Broadway, Tucson, Arizona. There were 3,154,495 shares outstanding on the date of record for the annual meeting.

                        (b) The Board of Directors as listed in the March 29, 1996 proxy statement were duly elected to serve until the next annual meeting or until their successors are duly elected and ratified. The votes were as follows:

                                 FOR                        WITHHELD
                                 ---------                  --------
Earl Baldwin                     2,909,619                  42,551
Joseph C. Chan                   2,907,603                  44,567
John J. Gisi                     2,909,839                  42,331
Jon A. Grove                     2,908,575                  43,595
Raymond L. Horn                  2,908,449                  43,721
Frederick C. Moor                2,909,262                  42,908
Frank S. Parise, Jr              2,907,960                  44,210

                        (c) The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 1996 was ratified. The votes were as follows:

                       FOR            AGAINST     ABSTAIN
                       ---------      -------     -------
                       2,906,372      15,645      30,153

Item 5.     Other Information - Not applicable

Item 6      Exhibits and Reports on Form 8-K - None
            --------------------------------

                              ********************

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASR INVESTMENTS CORPORATION

Mary C. Clements                                 Joseph C. Chan
- ----------------------                           --------------------
Mary C. Clements                                 Joseph C. Chan
Controller                                       Executive Vice President,
August 7, 1996                                          Chief Operating Officer,
                                                        Chief Financial and
                                                        Accounting Officer
                                                        August 7, 1996