Form 10-Q
period 1996-09-30
ASR INVESTMENTS CORP
filed 1996-11-12
CIK 817383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended: September 30, 1996 Commission File Number: 1-9646
                        -------------------

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

Common Stock (par value $.01) outstanding as of October 31, 1996 were 3,159,161 shares.

                           ASR INVESTMENTS CORPORATION
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995
                             (Dollars in Thousands)




                                                           1996      1995
                                                        ---------  -------
                                                        Unaudited

Assets
    Real estate investments
       Apartments, net of depreciation                   $70,857   $71,338
       Investments in joint ventures                       2,853     3,043
       Construction in progress                            9,968
       Land held for development                           1,047     3,928
       Other real estate                                     932     1,201
                                                         -------   -------
          Total real estate investments                   85,657    79,510
    Mortgage assets                                        5,527    11,877
    Cash                                                   5,917     2,421
    Other assets                                             543       361
                                                         -------   -------
           Total assets                                  $97,644   $94,169
                                                         =======   =======


Liabilities
    Real estate notes payable                            $49,564   $49,633
    Short-term borrowing                                   1,954     4,495
    Other liabilities                                      5,595     2,646
                                                         -------   -------
           Total  liabilities                             57,113    56,774

Stockholders' Equity
    40,000,000 shares of $.01 Common Stock authorized;
    3,307,892  shares  issued with 148,731 held
    in Treasury                                           40,531    37,395
                                                         -------   -------
       Total liabilities and stockholders' equity        $97,644   $94,169
                                                         =======   =======


See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Operations
       For the Quarters and Nine Months Ended September 30, 1996 and 1995
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                        Quarters             Nine  Months
                                                 --------------------    --------------------
                                                   1996         1995        1996       1995
                                                 --------    --------    --------    --------
Real  Estate  Operations
     Rental and other income                     $  3,660    $  3,419    $ 10,941    $ 10,493
                                                 --------    --------    --------    --------
     Operating and maintenance expenses             1,452       1,414       4,007       ,3827
     Real estate taxes and insurance                  350         366       1,069       1,116
     Depreciation and amortization                    706         685       2,074       1,959
                                                 --------    --------    --------    --------
       Total  operating  expenses                   2,508       2,465       7,150       6,902
                                                 --------    --------    --------    --------
     Income from  real  estate                      1,152         954       3,791       3,591
                                                 --------    --------    --------    --------

Mortgage  Assets
     Prospective yield  income                        604         873       2,174       3,063
     Income from redemptions and sales              2,738         473       7,725       4,927
                                                 --------    --------    --------    --------
     Income from mortgage assets                    3,342       1,346       9,899       7,990
                                                 --------    --------    --------    --------

Operating and Administrative Expenses              (1,422)       (612)     (2,759)     (2,802)
                                                 --------    --------    --------    --------
     Total Operating Income                         3,072       1,688      10,931       8,779

Interest Expense and Other Income
     Interest and other income                        127          33         248         708
     Interest expense on real estate mortgages     (1,079)     (1,104)     (3,269)     (3,373)
     Other interest expense                           (28)        (47)       (152)       (170)
                                                 --------    --------    --------    --------
Net Income                                       $  2,092    $    570    $  7,758    $  5,944
                                                 ========    ========    ========    ========

Net  Income  Per  Share of Common
     Stock and Common Stock Equivalents          $   0.66    $   0.18    $   2.46    $   1.90
                                                 ========    ========    ========    ========
Average  Shares of Common Stock and
     Common Stock Equivalents                       3,155       3,151       3,155       3,137
                                                 ========    ========    ========    ========
Dividends  Declared  Per  Share                  $   0.50    $   0.50    $   1.50    $   1.50
                                                 ========    ========    ========    ========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)
                                                           Nine Months
                                                       --------------------
                                                          1996       1995
                                                       --------    --------
OPERATING  ACTIVITIES
Net income                                             $  7,758    $  5,944
Principal noncash charges (credits)
    Depreciation and amortization                         2,415       2,048
    Reversal of yield maintenance accrual                            (2,420)
    Increase in accrual                                     507         705
                                                       --------    --------
Cash  Provided  By  Operations                           10,680       6,277
                                                       --------    --------

INVESTING  ACTIVITIES
Investment in apartments                                 (1,716)     (7,858)
Investment in joint ventures                                (28)     (1,751)
Construction expenditures                                (7,027)
Purchase of land for development                            (60)     (3,879)
Sale of other real estate                                             1,252
Other real estate assets                                    269       2,343
Reduction in mortgage assets                              6,350       6,161
(Increase) decrease in other assets                        (182)        140
                                                       --------    --------
Cash  Used  In  Investing  Activities                    (2,394)     (3,592)
                                                       --------    --------

FINANCING  ACTIVITIES
Issuance of real estate notes payable                                 6,895
Proceeds from construction loan                             247
Repayment of notes payable
   Real estate notes                                       (316)     (7,824)
   Notes secured by mortgage assets                                  (4,002)
Short-term borrowing                                     (2,541)      4,495
Construction cost payable                                 1,384
Increase in other liabilities                             1,147         594
Exercise of stock options                                    23          45
Payment of dividends                                     (4,734)     (4,727)
                                                       --------    --------
Cash  Used  In  Financing  Activities                    (4,790)     (4,524)
                                                       --------    --------

Cash
    Increase (decrease) during the period                 3,496      (1,839)
    Balance - beginning of period                         2,421       4,129
                                                       --------    --------
    Balance - end of period                            $  5,917    $  2,290
                                                       ========    ========

Supplemental Disclosure of Cash Flow Information
Interest Paid                                          $  3,424    $  4,105
                                                       ========    ========
See Notes to Consolidated Financial Statements

                           ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1996
                                 (In Thousands)
                                   (Unaudited)



                                                                                              Common
                                                     Additional                              Stock in
                                Number of   Par       Paid-In                    Notes      Treasury -
                                 Shares    Value      Capital      Deficit     Receivable    at Cost       Total
                               ----------  ------- ------------  -----------  -----------  ------------  ---------

Balance, December 31, 1995          3,303      $33     $155,822    ($115,497)       ($652)      ($2,311)   $37,395
Net income                                                             7,758                                 7,758
Dividends declared                                                    (4,734)                               (4,734)
Stock issuance                         5                    53                       (30)                       23
Other                                                       89                                                  89
                               ----------  ------- ------------  -----------  -----------  ------------  ---------
Balance, September  30, 1996        3,308      $33     $155,964    ($112,473)       ($682)      ($2,311)   $40,531
                               ==========  ======= ============  ===========  ===========  ============  =========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


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

2.  REAL ESTATE INVESTMENTS

            As of September 30, 1996 and December 31, 1995, the Company owned directly eighteen apartment communities (2,683 units) located in Arizona, Texas, and New Mexico which consisted of the following (in thousands):

                                                       1996            1995
                                                     -------         -------
            Land                                     $15,514         $15,514
            Building and improvements                 58,067          57,214
            Accumulated depreciation                  (6,759)         (4,687)
            Restricted cash and
                deferred loan fees                     4,035           3,297
                                                     -------        --------
            Apartments, net                          $70,857         $71,338
                                                     =======        ========

            In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments, in Tempe, Arizona. The total cost is estimated to be approximately $21 million. The Company has obtained a $15,350,000 construction loan of which $247,000 was outstanding at September 30, 1996. As of September 30, 1996, the Company had invested $9,968,000 in construction in progress.

            In addition, the Company owned six apartment communities (1,441, units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing partner or managing member of the joint ventures. The

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


Company is entitled to receive 15%-51% of the total profits and cash flows depending on the financial performance of the joint ventures. The condensed combined financial statements of the joint ventures are as follows (in thousands):

                        Condensed Combined Balance Sheets
                 As of September 30, 1996 and December 31, 1995

                                                           1996           1995
                                                           ----           ----
Real estate, at cost net
    of depreciation                                      $53,734         $54,489
Cash and other assets                                      2,019           2,133
                                                         -------         -------
 Total Assets                                            $55,753         $56,622
                                                         =======         =======

Notes payable                                            $35,938         $35,754
Other liabilities                                            787             575
                                                         -------         -------
    Total Liabilities                                     36,725          36,329
                                                         -------         -------
Equity
   The Company                                             2,853           3,043
   Joint venture partner                                  16,175          17,250
                                                         -------         -------
   Total Equity                                           19,028          20,293
                                                         -------         -------
Total Liabilities and Equity                             $55,753         $56,622
                                                         =======         =======


                   Condensed Combined Statement of Operations
              For the Quarters and Nine Months Ended September 30,

                                          Quarters              Nine Months
                                          --------              -----------
                                      1996        1995        1996       1995
                                      ----        -----       ----       ----

Rental and other income             $ 2,308     $ 2,060     $ 6,872     $ 4,798
Operating expenses                     (938)     (1,007)     (2,803)     (2,152)
Depreciation                           (493)       (463)     (1,453)       (975)
Interest expense                       (721)       (692)     (2,157)     (1,547)
                                    -------     -------     -------     -------
Net Income (Loss)                   $   156     $  (102)    $   459     $   124
                                    =======     =======     =======     =======

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


                                           Quarters         Nine Months
                                         -----------        -----------
                                         1996   1995        1996   1995
                                         ----   ----        ----   ----
Allocation of net income
   The Company                           $ 23   $(15)       $ 69   $ 19
   Joint venture partner                  133    (87)        390    105



3.  MORTGAGE ASSETS

            The mortgage assets entitle the Company to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financing that they secure. The Company also has the right to cause the early redemption of the structured financing under specified conditions; in such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. In some cases, the Company sells the mortgage asset that is redeemable in the foreseeable future. Redemption and sale transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuates significantly between periods.

            During the third quarter of 1996, the Company sold six mortgage assets and realized redemption income of $2,738,000 and total proceeds of $5,750,000. For the nine months ended September 30, 1996, the Company realized redemption income of $7,725,000 and received proceeds of $11,750,000 from the sale and redemption of seven mortgage assets. In October 1996, the Company sold or redeemed two mortgage assets for total proceeds of $1,825,000 and estimated income of $1,700,000 which will be recorded in the fourth quarter of 1996. At September 30, 1996 and December 31, 1995, the prospective yield on mortgage assets (excluding the mortgage assets sold in October) was 38% and 29% .

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


4.  NOTES PAYABLE

            At  September  30,  1996  and  December  31,  1995,   the  Company's
short-term borrowing was secured by mortgage assets with a total carrying value of $3,340,000 and $7,639,000, respectively.

            As discussed in Note 2, the Company has obtained a $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bears interest at 1% per annum above the bank's prime rate. At September 30, 1996, the amount outstanding was $247,000.


5.  RELATED PARTY TRANSACTIONS

            Subject to the supervision of the Company's Board of Directors, Pima Mortgage L.P. (the "Manager"), manages the day-to-day operations of the Company pursuant to a management agreement that has a current term through December 31, 1996. For the quarters and nine months ended September 30, 1996 and 1995, the management fees were as follows (in thousands):

                                          Quarters          Nine Months
                                          --------          -----------
                                         1996   1995        1996   1995
                                         ----   ----        ----   ----
Base management fee                      $ 71   $ 97        $279   $283
Administrative fee                       $ 46   $ 52        $151   $167

            The Company has a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment communities. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for the nine months ended September 30, 1996 and 1995 were $329,800 and $304,200, respectively, which were equal to approximately 3.0% and 2.9%, respectively, of rental and other income. For the quarters ended September 30, 1996 and 1995, cost allocated to the Company were $121,900 and $102,200, respectively.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


General

            ASR Investments Corporation (the "Company") is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the southwestern United States. In January 1994, the Company acquired seventeen apartment communities (2,461 units) located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico. In February 1995, the Company acquired a 222-unit apartment community in Mesa, Arizona. In March 1996, the Company began construction of a 356-unit luxury apartment community in Tempe, Arizona. Total project costs are estimated to be approximately $21 million and the Company has obtained a construction loan of $15.4 million.

            In addition to wholly owned apartments communities, the Company has acquired six apartment communities (1,441 units) in Phoenix and Tucson, Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and managing member of the joint ventures and Company receives 15%-51% of the net profits and cash flow depending on the performance of the joint ventures.

            The Company continues to own mortgage assets (all acquired prior to 1993) to generate cash flows for apartment acquisitions and development, operations, payment of dividends and other corporate purposes. These mortgage assets entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financing that they secure. The Company also has the option to cause the early redemption of the structured financing at par after specified conditions are met (generally when the structured financing is below a specified balance or after a specified date). In such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. In some cases, the Company decides to sell a mortgage asset that is expected to be redeemable in the foreseeable future. Mortgage asset redemptions and sales accelerate the cash flows and increase the present value but reduce the cash flows and income in future periods. Redemption and sales transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis and the net proceeds are affected by the market price of the mortgage instruments. Thus, the cash flows and income from redemption and sale transactions fluctuate significantly between periods.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


Results of Operations

Comparison of Quarters Ended September 30, 1996 and 1995

            Real Estate Operations - Rental and other income for the 1996 quarter increased by $241,000, or 7%. The increase is due to $203,000 from the wholly owned properties and $38,000 from the joint venture properties both increases resulting from improved occupancy rates. The average occupancy rate for the 1996 quarter for the wholly owned properties increased from 88% in 1995 to 93% in 1996. This higher rate is attributable primarily to an increase in the Tucson market from 82.3% to 93.7% and an increase in the Houston market from 90.6% to 93.7%. The Albuquerque and Phoenix communities maintained occupancy rates between 90% and 91% in both years. The Company believes the improved occupancy rates are due to improved economic conditions in the Company's markets as well as aggressive marketing strategies used by the property management company. Operating and maintenance expenses increased by 2.7% due to increases in administration expenses and marketing expenses.

            Mortgage Assets - Prospective yield income decreased due to the decrease in the mortgage asset balance as a result of amortization and redemptions. The average mortgage asset balance was $6,450,000 for the 1996 quarter compared with $14,060,000 for the 1995 quarter. The average prospective yield for the quarter was 39% in 1996 compared to 26% in 1995. Income from redemptions and sales increased by $2,265,000 as a result of the redemption of six mortgage asset in the quarter 1996 for income of $2,738,000 compared to the redemptions of two mortgage assets in the quarter 1995 for income of $473,000.

            Operating Expenses and Other Income - Interest and other income increased due to interest earned on the Company's average cash balance which was higher during the 1996 quarter compared to the 1995 quarter. Operating expenses increased in 1996 due to an accrual of employee stock appreciation rights expenses of $507,000 as a result of increases in the price of the Company's common stock and $400,000 for consulting and legal fees relating to future acquisitions. The increases were mitigated by lower administrative expenses of $95,000 due primarily to lower costs for officer and director's insurance. Interest expense on real estate mortgages decreased in 1996 compared to 1995 due to lower principal balances resulting from monthly payments.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


Comparison of Nine Months Ended September 30, 1996 and 1995

            Real Estate Operations - Rental and other income for the 1996 period increased by $448,000, or 4.39%, due primarily to improved rental income from the Company's wholly owned properties. Rental rate increases provided $335,000 of the additional rental income due primarily to the Houston communities which had a 4% rental rate increase over the 1995 period. Improved occupancy contributed $96,000 of the additional rental income, due primarily to an increase in the Tucson communities's occupancy rate increasing from 89.8% in the 1995 period to 93.1% in the 1996 period. The Company believes the improved occupancy rate is due to improved economic conditions in the Tucson market as well as aggressive marketing strategies used by the property management company. Rental revenue also increased due to approximately $200,000 from prior rate increases becoming effective as leases are renewed or the apartment is re-leased. These prior rent increases were experienced primarily in the Tucson communities. The increases in rental income were mitigated by an increase in rental concession expense of $183,000 primarily attributable to the Albuquerque communities. The increased rental concessions result from competition from new apartment communities in their rent up phase. Operating and maintenance expenses increased by 4.7% due to the 1995 apartment acquired in February 1995 and increases in payroll expenses and marketing expenses. Real estate taxes and insurance expenses decreased 4.2% due to an adjustment made in 1995 based on the actual property tax assessment. Depreciation expense in 1996 increased 5.9% due to capital improvements on the apartment communities.

            Mortgage Assets - Prospective yield income decreased in 1996 due to the decrease in the mortgage asset balance as a result of amortization and redemptions. The average mortgage asset balance was $9,284,000 for the 1996 period compared with $15,559,000 for the 1995 period. The decrease was mitigated by an increase in the average prospective yield from 29% in the 1995 period to 34% in the 1996 period. Income from redemptions and sales increased by $2,798,000 as a result of the sale and redemption of seven mortgage assets in 1996 for income of $7,725,000 compared to the redemptions and sales of four mortgage assets in 1995 for income of $4,927,000. Included in the 1995 income was $2,420,000 from the reversal of an excess yield maintenance payment accrued in 1993 on borrowing secured by mortgage assets.

            Operating Expenses and Other Income - Operating expenses were $43,000 lower in 1996 than the comparable period in 1995. The 1996 amount included an accrual of stock

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


appreciation rights expense of $507,000 and an accrual of $400,000 of expenses related to future acquisition costs. The 1995 amount included an accrual of stock appreciation expense of $705,000 and also included approximately $100,000 of costs related to the reverse stock split in July 1995. Administrative expenses for 1996 were also lower by approximately $145,000 primarily due to lower costs for officer and director's insurance. Interest and other income decreased as the 1995 amount included a gain of $311,000 from the early payoff of a note payable and a gain of $180,000 from the sale of an asset. Interest expense on real estate mortgages decreased due to lower principal balances resulting from monthly payments. Other interest expense decreased as the Company paid off the unsecured real estate note payable in April 1995.


Liquidity, Capital Resources and Commitments

            Cash provided by operations for the nine months ended September 30, 1996 was $10,680,000 compared with $6,277,000 for the same period in 1995. The increase was due to (i) an increase in net income of $1,814,000, (ii) an increase in non-cash charge for depreciation and amortization of $367,000 and
(iii) the 1995 net income included a non-cash credit of $2,420,000 for the reversal of accrued excess yield maintenance payment on notes payable. The increase was mitigated by a decrease in 1996 in non-cash accrual of $198,000.

            Cash used in investing activities for the nine months ended September 30, 1996 was $2,394,000 compared with $3,592,000 for the same period in 1995. The decrease was due to (i) a decrease of $6,142,000 in investments in apartments as the Company purchased an apartment community in February 1995 and did not make any purchases in 1996, (ii) a decrease of $1,723,000 in investment in joint ventures as the Company made investments in new joint ventures in 1995 to acquire two apartment communities and made no investment in new joint ventures in 1996 and (iii) an increase of $189,000 in the amortization in the carrying value of mortgage assets. The decrease was mitigated by (i) an increase of $3,208,000 in expenditures for construction of the Finisterra Apartments and other land development, (ii) a decrease of $3,326,000 in proceeds from dispositions of other real estate assets and (iii) an increase in other assets of $322,000.

            Cash used in financing activities for the nine months ended September 30, 1996 was $4,790,000 compared with $4,524,000 for the same period in 1995. The increase was principally due to (i) a decrease in the issuance of real estate notes payable of $6,895,000 as

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


the Company did not make any purchases in 1996, (ii) a decrease of $3,034,000 in notes payable secured by mortgage assets and short-term borrowing and (iii) a decrease of $22,000 in the exercise of stock options. The increase in cash used in financing activities was mitigated by (i) an increase of $247,000 from proceeds from the Finisterra Apartments construction loan, (ii) a decrease of $7,508,000 in the repayment of real estate notes payable as the Company prepaid the unsecured real estate notes in 1995, (iii) accrued construction cost payable of $1,384,000 for the Finisterra Apartment community for September that was paid in October and (iv) an increase in other liabilities of $546,000 primarily due to accrued 1996 legal and consulting fees related to future acquisitions.

            The Company continues to realize substantial cash flows from its mortgage assets. A majority of the cash flows is generated from redemptions of the mortgage assets. The Company may also sell a mortgage asset that is redeemable in the foreseeable future. The redemptions or sales accelerate the mortgage asset cash flows and increase the present value. During the first nine months of 1996, the mortgage assets generated total cash flow of $16,229,000, including $11,750,000 from the redemption of seven mortgage assets. The Company used a portion of the proceeds to reduce short-term borrowing by $2,541,000. In addition, the Company sold or redeemed two mortgage assets in October 1996 for total proceeds of $1,825,000.

            The Company has prepared the following estimates of future cash flows from the mortgage assets. Cases 1, 2 and 3 assume that except for the early redemptions or sales of the mortgage asset in October as described in the preceding paragraph, there would be no further early redemptions or sales of mortgage assets. The assumed interest rate and mortgage prepayment rates in Case 2 are the approximate interest rate and forecasts of prepayment rates made by market participants as of September 30, 1996. Mortgage prepayment rates represent the average annual prepayment rate assumed for the underlying mortgage instruments The estimates in Case 4 have been prepared using the same interest rate and mortgage prepayment rates as Case 2 except that each mortgage asset is assumed to be redeemed at the first available date and the underlying mortgages are sold at the September 30, 1996 prices.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


 (Dollars in thousands):
                                     Case 1     Case 2     Case 3     Case 4
                                    -------    -------    -------    -------

Assumed one month LIBOR                 3.5%       5.5%       7.5%       5.5%

Assumed annual mortgage
  prepayments                         19.63%     12.45%      8.45%     12.45%

Average sale price of
   mortgages (% of par)                                               106.92%


Estimated cash flows
1996 (fourth quarter)               $ 2,729    $ 2,660    $ 2,590    $ 2,660
1997                                  3,389      2,874      2,354      8,815
1998                                  2,440      2,240      1,914        868
1999                                  1,732      1,740      1,612      3,995
2000                                  1,232      1,386      1,388     17,847
2001-2020                             5,378     10,865     18,353        967
                                    -------    -------    -------    -------
            Total                   $16,900    $21,765    $28,211    $35,152
                                    =======    =======    =======    =======


            There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependent on prices available upon sale of the mortgages as well as the timing of meeting the conditions for redemption (generally reduction of the structured financing to a specified balance or a specified date). As an example, if the assumed average price above par for mortgage sales in Case 4 above were to decrease by half (the average mortgage prices decreases to 103.46%), the estimated total cash flow in Case 4 would decline by $12,227,000 of which $2,806,000 would relate to 1997.

            At September 30, 1996, the Company had cash of $5,917,000. In October, the Company received cash proceeds of $1,825,000 from the sale or redemption of two mortgage assets. In addition, the Company will receive funding from the Finisterra apartments construction loan for the costs paid by the Company, which amount to approximately

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1996 and 1995


$2,500,000.   The  Company  intends  to  use  such  funds  to  pay  for  capital
improvements   on  existing   apartment   communities,   to  acquire   apartment
communities, and to pay dividends and operating expenses.


Other Information

            Apartment leases generally are for terms of six to 12 months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire. To the extent that the inflation rate influences federal monetary policy and results in rising short-term interest rates or declines in mortgage interest rates, the income and cash flows from the mortgage assets would be affected.
                                       16

                           ASR INVESTMENTS CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 1996

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

ASR INVESTMENTS CORPORATION

Mary C. Clements                               Joseph C. Chan
-----------------------                        ---------------------
Mary C. Clements                               Joseph C. Chan
Controller                                     Executive Vice President,
November 8, 1996                                        Chief Operating Officer,
                                                        Chief Financial and
                                                        Accounting Officer
                                                        November 8, 1996
                                       17