Form 10-K405
period 1996-12-31
ASR INVESTMENTS CORP
filed 1997-03-31
CIK 817383

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number: 1-9646

                           ASR INVESTMENTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Maryland
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                  335 North Wilmot, Suite 250, Tucson, Arizona
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   86-0587826
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                      85711
                                   (ZIP CODE)

                                 (520) 748-2111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                   WHICH REGISTERED
      -------------------                                   ----------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


   As of March 17, 1997, 3,147,150 shares of ASR Investments Corporation common stock were outstanding, and the aggregate market value of the 3,036,160 shares held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange) was approximately $67,934,000. Shares of Common Stock held by each officer and director of the Company and the Manager have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I
   Item 1. Business ..................................................................... 3
   Item 2. Properties ...................................................................26
   Item 3. Legal Proceedings ............................................................26
   Item 4. Submission of Matters to a Vote of Security Holders ..........................26

PART II
   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.....27
   Item 6. Selected Financial Data ......................................................28
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................29
   Item 8. Financial Statements and Supplementary Data ..................................33
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...................................................................33

PART III
   Item 10. Directors and Executive Officers of the Registrant ..........................34
   Item 11. Executive Compensation ......................................................37
   Item 12. Security Ownership of Certain Beneficial Owners and Management  .............40
   Item 13. Certain Relationships and Related Transactions ..............................40

PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  ............42

SIGNATURES ..............................................................................45

FINANCIAL STATEMENTS ...................................................................F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

   The Company is a real estate investment trust engaged in the acquisition and operation of apartment communities in the southwestern United States. At December 31, 1996, the Company owned 19 apartment communities, containing 3,093 units, located in Phoenix and Tucson, Arizona, Houston, Texas and Albuquerque, New Mexico. As of such date, the total book value of the apartments was $70.5 million, and the apartments were subject to first mortgage loans totaling $49.1 million. Each of the properties is owned by a wholly owned subsidiary of the Company, and the first mortgage loans are generally non-recourse and non-cross collateralized. The Company also owned through joint ventures six apartment communities, containing 1,441 units, located in Phoenix and Tucson, Arizona. The Company's investments in the joint ventures totalled $2.8 million at December 31, 1996.

   Prior to 1993, the Company invested in mortgage assets ("Mortgage Assets") that entitled it to receive the excess cash flows from a pool of mortgage instruments over the required payments on the related structured financing. In early 1993, the Company determined to shift its focus to the acquisition, development and operation of apartment communities. The Company plans to hold the existing Mortgage Assets and use the cash flows for apartment acquisitions, operations, payment of dividends and other corporate purposes. At December 31, 1996, the Mortgage Assets had a carrying value of $5.0 million, of which $3.1 million were pledged as collateral for short-term borrowing of $2.0 millon.

   Pima Mortgage has managed the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors, pursuant to the terms of a management agreement. The Company also has entered into property management agreements with Pima Realty, an affiliate of Pima Mortgage, for each of its current apartment properties.

   The Company has elected to be taxed as a REIT pursuant to sections 856 through 860 of the Code. The Company generally will not be subject to tax on its income to the extent that it distributes its taxable income to its stockholders and maintains its qualification as a REIT. See "Business -- Federal Income Tax Considerations."

   The Company was incorporated in the state of Maryland on June 18, 1987 and commenced its operations on August 26, 1987. The Company's Common Stock is listed on the Amex under the symbol "ASR." The Company effected a reserve stock split on July 7, 1995 under which one new share of common stock was issued in exchange for five shares of outstanding common stock. Accordingly, all data relating to the number of shares and per share amounts for prior periods have been adjusted to reflect the reverse stock split.

   The principal executive offices of the Company and Pima Mortgage are located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711, telephone number (520) 748-2111. Unless the context otherwise requires, the terms "Company" and "ASR" mean ASR Investments Corporation and its subsidiaries.

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

  Business Objectives

   The Company's current business objectives are to increase the cash flow and value of its existing portfolio of apartment communities and to seek continued growth through the acquisition or development of additional apartment communities.

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

   The Company believes that attractive opportunities continue to be available to acquire apartment communities. The Company may enter into agreements to acquire newly developed properties upon completion or upon achievement of certain specified occupancy rates. The Company also intends to develop new apartment communities for its own account directly or through joint ventures with others.

   The Company may purchase or lease income-producing properties for long-term investment and to improve its properties, or sell such properties, in whole or in part, when circumstances warrant. The Company also may participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have a priority over the equity interest of the Company.

   While the Company will emphasize equity investments in real estate properties, it may, in its discretion, invest in mortgages and other real estate interests or make loans secured by mortgages on or interests in real estate properties. Its investments in mortgages may include participating or convertible mortgages if the Company concludes that it may benefit from the cash flow and/or any appreciation potential in the value of the property. Such mortgages may be similar to equity participations.

   Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification (see "Business -- Federal Income Tax Considerations"), the Company also may invest in securities of concerns engaged in real estate activities or securities of other issuers. The Company in the future may acquire all or substantially all of the securities or assets of other REITs or similar entities when it believes such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an "investment company" under the Investment Company Act of 1940, and the Company intends to divest securities before any such registration would be required.

  Acquisitions

   In evaluating acquisitions, the Company considers such factors as (i) the geographic location and type of property; (ii) the age, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow through lower debt service requirements, enhanced management and other factors; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy and demand by tenants for properties of similar type in the vicinity; and (viii) the prospects for liquidity through sale, financing or refinancing of the property.

   In acquiring apartment properties, the Company generally seeks properties that (a) are available at prices below estimated replacement cost after initial renovations and improvements, or can be developed at a cost that is below the estimated value upon completion, (b) are well-located in their markets, and (c) are capable of enhanced performance through intensive asset management and cosmetic improvements.

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

Property Management

   The Company has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current apartment communities. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1997, was approved by the Unaffiliated Directors. Under each agreement, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the maximum limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 4,400 apartment units, including those owned by the Company.

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

  Development of Properties

   In March 1996, the Company commenced the development of a luxury apartment community located in Tempe, Arizona. The community is being built on 20 acres and is planned for 356 units with an average size of 919 square feet. The total estimated cost of the community is approximately $21.0 million, and the Company has obtained a construction loan for $15,350,000 of which $255,000 was outstanding at December 31, 1996. Leasing of the project began in December 1996. As of December 31, 1996, the Company had invested $14.7 million.

   The Company has acquired two other parcels of land for future development of apartment communities. The Company may develop or sell one or more of these parcels. As of December 31, 1996, the Company had invested $.9 million.

  Current Properties

   As of December 31, 1996, the Company owned 25 apartment communities consisting of 4,480 units located in Arizona, New Mexico, and Texas. All of the apartment communities are owned directly by the Company with the exception of six which are owned through joint ventures with affiliates of Citicorp.


   The apartment communities are "garden apartments" (two to three story apartments with ground level parking) with recreational facilities such as pools and clubhouses. They are well maintained and landscaped and are targeted at providing an attractive lifestyle at low to moderate rents. Average monthly rent at December 31, 1996 was $498 per month, with community averages ranging from $357 to $833.

   The following table sets forth certain information regarding the Company's existing apartment communities.

                                                                                                   Weighted Average
                                                                        Asset Carrying   ---------------------------------------
                                                                          Value Per      Monthly Rent      Average Occupancy
                                Year   No. of      Avg.               ------------------ ------------- -------------------------
                                built   units      size      Amount     Unit    Sq. ft.   1996   1995   31 Dec. 96   31 Dec. 95
                               ------- -------- ----------- --------- -------- --------- ------ ------ ------------ ------------
                                                 (Sq. Ft.)    (000s)  (000s)
Wholly Owned Apartments
  Tucson, Arizona
    Acacia Hills ............   1986      64      540       $ 1,266   $19.8    $36.63    $437   $ 429  94%          95%
    Casa del Norte ............ 1984      84      525         1,757   20.9      39.86    433      429  93%          93%
    Desert Springs ............ 1985     248      590         5,515   22.2      37.69    435      424  93%          85%
    Landmark .................. 1986     176      641         4,415   25.1      39.14    415      417  93%          85%
    Park Terrace .............. 1986     176      579         3,297   18.7      32.35    433      433  92%          89%
    Park Village .............. 1985      60      540           739   12.3      22.79    393      409  95%          93%
    Posada del Rio ............ 1980     160      621         3,266   20.4      32.87    448      440  95%          91%
    South Point ............... 1984     144      626         2,273   15.8      30.00    357      385  91%          90%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
       Total Tucson ...........        1,112      582        22,528   20.3      34.81    421      421  93%          89%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
  Phoenix, Arizona
    Contempo Heights .......... 1978     222      595         6,143   27.7      46.51    456      451  92%          93%
    Finisterra* ............... 1995     356      919
                                       -----      ---        ------   ----      -----    ---      ---  --           --
     Total Phoenix .............         578      795         6,143   10.6      13.37    456      451  92%          93%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
  Houston, Texas
    Clear Lake Falls .......... 1980      90    1,169         3,965   44.1      37.68    833      810  95%          95%
    The Gallery ............... 1968     101      763         2,481   24.6      32.20    546      535  91%          90%
    Memorial Bend ............. 1967     124      939         2,627   21.2      22.56    584      584  89%          89%
    Nantucket Square .......... 1983     106    1,428         3,504   33.1      23.15    760      752  90%          90%
    Prestonwood ............... 1978     156      957         3,428   22.0      22.96    509      509  91%          91%
    Riviera Pines ............. 1979     224      717         4,478   20.0      27.88    491      487  93%          92%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
     Total Houston .............         801      949        20,483   25.6      26.95    590      584  92%          91%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
  Albuquerque, N.M.
    Dorado Terrace ............ 1986     216      608         6,845   31.7      52.13    519      519  92%          91%
    Villa Serena .............. 1986     104      681         3,386   32.6      47.81    561      561  94%          93%
    Whispering Sands .......... 1986     228      808         7,101   31.1      38.54    539      530  91%          94%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
     Total Albuquerque .........         548      705        17,332   31.6      44.86    535      531  92%          93%
                                       -----      ---        ------   ----      -----    ---      ---  --           --
Restricted cash & deferred
     loan fees ................                               4,020
                                                             ------
Total wholly owned
     apartments ...............        3,039      741       $70,506   $26.3    $36.62    $498   $ 495  92%          91%
                                       =====      ===       =======   =====    ======    ====   =====  ==           ==

--------------------
* Under construction, open for initial occupancy in December 1996. Finisterra is included in the total number of units and average unit size, but is excluded in all other totals.

   Pending Acquisition

    In November 1996, the Company entered into an agreement to acquire up to 13 apartment communities and one office building as well as the related property management company (the "Transactions"). The apartment communities contain a total of 2,260 units and the office building totals approximately 73,000 square feet. The Company would pay up to $3,100,000 in cash, issue approximately 1,623,000 shares of common stock, and assume or refinance existing first mortgage loans of approximately $49.3 million. The Company would also issue approximately 70,300 shares of common stock for the property management company, and the owner of the management company would become an executive officer and appointed to the Board of Directors of the Company.

    Of the 13 apartment communities, six (937 units) are located in Houston, Texas, five (989 units) are located in Dallas, Texas, and two (334 units) are located in Pullman, Washington. The office building is located in Seattle, Washington.

    As a part of the above transaction, the Company also concurrently entered into an agreement to acquire the entire ownership interests of Pima Mortgage Limited Partnership (the "Manager" or "Pima

Mortgage") and Pima Realty Advisors, Inc. (the "Property Manager"), which serve as the manager and property manager, respectively, of the Company's day-to-day operations and apartment properties, for 262,000 shares of common stock (the "Pima Mergers"). As a result of the acquisition, the Company would become a self-administered and self-managed REIT. The owners of the Manager would continue to be executive officers and members of the Board of Directors of the Company. See "Business -- Management Agreement" and "Business -- Property
Management Agreement" for information on the current arrangement with the Manager and the Property Manager.

    The sellers have approved the sale subject to the Company obtaining the approval of its stockholders. The issuance of the Company's common stock in connection with the Transactions and the Pima Mergers are subject to approval by the stockholders of the Company. The Company has distributed proxy materials for a special meeting of its stockholders to be held on April 23, 1997. Assuming the stockholders approve the issuance of common stock in connection with the Transactions and the Pima Mergers, closing is anticipated to occur soon thereafter.

MORTGAGE ASSETS

GENERAL

    Each of the Company's Mortgage Assets entitles the Company to receive the excess of the cash flows (the "Net Cash Flows") on pools of residential mortgage loans and mortgage-backed certificates (collectively the "Mortgage Instruments") over the required payments on the related series of structured financing (the "Structured Financing") secured by such Mortgage Instruments. All of the Mortgage Instruments bear fixed interest rates and a portion of the Structured Financing bears variable interest rates that are adjusted monthly or quarterly. The Net Cash Flows result primarily from (i) the favorable spread between the interest rates on the Mortgage Instruments over those on the Structured Financing, (ii) reinvestment income on the funds collected on the Mortgage Instruments before payment on the Structured Financing, (iii) any prepayments of the Mortgage Instruments that are not necessary for payments on the Structured Financing, and (iv) net proceeds from early redemption of Structured Financing. For most of the Mortgage Assets, the Company has the option to redeem the Structured Financing (generally at par) after the specified conditions are met, generally when the outstanding balance of the Structured Financing declines below a specified amount or after a specified date. In such event, the Mortgage Instruments are sold and the net proceeds after redemption of the Structured Financing are remitted to the Company.

    At December 31, 1996, the carrying value of the Company's Mortgage Assets was $5.0 million. The Company does not intend to acquire any additional Mortgage Assets, but plans to hold the existing Mortgage Assets and use the cash flows for apartment acquisitions, operations, payment of dividends and other corporate purposes.

    Each Structured Financing is issued in series consisting of several classes. Each series of Structured Financing generally constitutes a nonrecourse obligation of the Company, which is payable solely from the pledged Mortgage Instruments. Each series is structured so that the monthly payments on the pledged Mortgage Instruments, together with the reinvestment income at assumed rates, are sufficient to make the required interest and principal payments on the series on a timely basis. Principal and interest payments (including prepayments) on the Mortgage Instruments are first applied to principal and interest payments on one or more classes of the Structured Financing according to the terms of the related indenture, and any excess cash flow is remitted to the Company.

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

    (2) The rate of prepayments on the Mortgage Instruments significantly affects the Net Cash Flows. Because prepayments shorten the life of the Mortgage Instruments, a higher rate of prepayments normally reduces overall Net Cash Flows. The rate of prepayments is affected by mortgage interest rates and other factors. Generally, increases in mortgage interest rates reduce prepayment rates, while decreases in mortgage interest rates increase prepayment rates. In addition, prepayments occurring during the early life of a Structured Financing have a more negative effect on Net Cash Flows than the same volume of prepayments have at a later date.

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

    The Company has obtained a first mortgage loan for each of its 19 apartment communities. At December 31, 1996, the mortgage loans totalled $49.1 million, which bear fixed interest rates that averaged 8.6%. In addition, each of the Company's joint ventures has obtained a first mortgage loan. The mortgage loans generally are non-recourse to the Company and are not cross-collateralized.

    The Company has obtained a $15,350,000 construction loan for the development of its Finisterra apartment community. At December 31, 1996, $255,000 was outstanding on the loan. In February 1997, the Company received funding of $9,860,000 from the loan.

    The Company also had outstanding short-term borrowings of $2.0 million at December 31, 1996 that were secured by Mortgage Assets with a total carrying value of $3.1 million. Under the short-term borrowings, if the value of the collateral (as estimated by the lender) declines, the Company is required to provide additional collateral or reduce the borrowed amount.

    The Company's Bylaws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, aggregate indebtedness, secured and unsecured, would exceed 300% of the Company's net assets, on a consolidated basis, unless approved by a majority of the Unaffiliated Directors. For this purpose, the term "net assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles.

   The Company may increase its capital resources by making additional offerings of its Common Stock or securities convertible into the Company's Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share which may result in the reduction of the market price of shares of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of future sales of its Common Stock as such sales will depend upon market conditions and other factors. See "Special Considerations -- Future Offerings of Common Stock."

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

                              MANAGEMENT AGREEMENT

GENERAL


    Pima Mortgage Limited Partnership (the "Manager" or "Pima Mortgage") is an Arizona limited partnership. Pima Mortgage engages in the business of advising the Company with respect to various aspects of the Company's business and operations, managing the overall business and operations of the Company and representing the Company in its dealings with third parties. Jon A. Grove, Frank
S. Parise, Jr., and Joseph C. Chan have been directors or officers of general partners of Pima Mortgage since its organization.


TERMS OF THE MANAGEMENT AGREEMENT

    The Company and Pima Mortgage are parties to a management agreement (the "Management Agreement") with a term expiring on December 31, 1997, subject to annual extensions between the Company and Pima Mortgage. The Management Agreement may be terminated by the Company without cause at any time upon 60 days written notice by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock. In addition, the Company has the right to terminate the Management Agreement for cause in the event of (i) a breach by Pima

Mortgage of any provision contained in the Management Agreement occurs; (ii) an order for relief is entered with respect to Pima Mortgage in an involuntary case under federal or state bankruptcy, insolvency or other similar laws; or (iii) Pima Mortgage (a) ceases or admits in writing its inability to pay its debts as they become due, or makes a general assignment for the benefit of or enters into an arrangement with creditors, (b) applies for or consents to the appointment of a receiver, trustee, assignee, custodian, liquidator or sequestrator, or proceedings seeking such appointment are commenced, (c) authorizes or files a voluntary petition in bankruptcy, or applies for or consents to the application of any bankruptcy, reorganization, arrangement, readjustment of debt, insolvency, dissolution, liquidation or other similar law, or proceedings to such end are instituted against Pima Mortgage, or (d) permits or suffers all or any substantial part of its properties or assets to be sequestered or attached by court order; or (iv) if any two of Messrs. Grove, Parise, or Chan shall cease to be a director, officer, or shareholder of at least one partner of Pima Mortgage or if they collectively cease to control the majority of the voting decisions of Pima Mortgage.

    Pima Mortgage at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. Pima Mortgage is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate, including:

          (a) serving as the Company's consultant with respect to formulation of investment criteria by the Board of Directors;

          (b) representing   the  Company in  connection  with the  purchase  of
     assets;

          (c) structuring financings of the Company;

          (d) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by Pima Mortgage;

          (e) providing the executive and administrative personnel, office space and services required in rendering services to the Company;

          (f) administering the day-to-day operations of the Company and performing and supervising the performance of such other administrative functions necessary in the management of the Company as may be agreed upon by Pima Mortgage and the Board of Directors, including the collection of revenues, the payment of the Company's debts and obligations and maintenance of appropriate computer services to perform such administrative functions;

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

MANAGEMENT FEE

    Pima Mortgage receives an annual management fee equal to 3/8 of 1% of the "Average Invested Assets" of the Company and its subsidiaries for each year. The Management Agreement provides for a quarterly management fee, although the Board of Directors has approved payment of the management fee monthly, with adjustments made quarterly. The term "Average Invested Assets" for any period means the average of the aggregate book value of the consolidated assets of the Company and its subsidiaries before reserves for depreciation or bad debts or other similar non-cash reserves. In the event that the Management Agreement is terminated by the Company or is not renewed by the Company on terms at least as favorable to Pima Mortgage as the current Management Agreement, other than as a result of a termination by the Company for cause (as specified above and defined in the Management Agreement), Pima Mortgage will be entitled to receive from the Company the management fee that would have been payable by the Company to Pima Mortgage pursuant to such Management Agreement based on the investments made by the Company prior to the date on which the Management Agreement is so terminated (or not renewed) for the 12 full fiscal quarters beginning on the date of such termination (or failure to renew) as more fully described in the Management Agreement.

    The management fee must be calculated by Pima Mortgage within 45 days after the end of each quarter, and such calculation must be promptly delivered to the Company for payment within 60 days of the end of each fiscal quarter, subject to adjustment at the end of the year.

    For information relating to management fees, see Note 8 to the Company's consolidated financial statements.

ADMINISTRATION FEES

    Pima Mortgage also performs certain analysis and other services in connection with the administration of the Structured Financing relating to the Company's Mortgage Assets, including working with the Master Servicer, if any, and the Company or the other Issuer to ensure proper servicing and administration. For such activities, the Company currently pays Pima Mortgage an annual administration fee of $10,000 for each Mortgage Asset acquired before 1991, $20,000 for the total Mortgage Assets acquired in 1991 and $20,000 for the total Mortgage Assets acquired in 1992.

EXPENSES

    Pima Mortgage is required to pay employment expenses of its personnel, rent, telephone, utilities and other office expenses (except those relating to a separate office or office facilities, if any, maintained by the Company or its subsidiaries, if any), and certain travel and miscellaneous administrative expenses of Pima Mortgage. The Company is required to pay all other expenses of operation (as set forth in the Management Agreement) up to an amount per year with respect to certain of such expenses equal to the greater of 2% of the Company's Average Invested Assets or 25% of the Company's Net Income for that year. Expenses in excess of such amount will be paid by Pima Mortgage, unless the Unaffiliated Directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In the event that the Company's operating expenses for any fiscal year total less than the greater of 2% of the Company's Average Invested Assets or 25% of its Net Income for that fiscal year, then, within 120 days after the end of such fiscal year, with the consent of the Unaffiliated Directors, Pima Mortgage will be repaid all compensation previously reimbursed by Pima Mortgage to the Company on account of operating expenses having exceeded the greater of 2% of its Average Invested Assets or 25% of its Net Income during one or more prior fiscal years, except that the amount of any repayment of compensation to Pima Mortgage may not, when added to all other operating expenses of the Company for such fiscal year, exceed the greater of 2% of the Company's Average Invested Assets or 25% of its Net Income for that fiscal year. Pima Mortgage's right to repayment of previously reimbursed compensation will be cumulative, and the amount of previously reimbursed compensation which has not been repaid to Pima Mortgage will be carried forward to and be repaid to Pima Mortgage in subsequent fiscal years. Prior to any such repayment, the Unaffiliated Directors must determine that the Company's operating expenses which were in excess of the limitation set forth above in one or more prior fiscal years were reasonable when incurred in connection with the operations of the Company.

RIGHT OF FIRST REFUSAL

    Pima Mortgage has granted the Company a right of first refusal, for as long as Pima Mortgage or an affiliate of Pima Mortgage acts as the Company's manager pursuant to the Management Agreement or any extension thereof, to purchase any assets held by Pima Mortgage or its affiliates prior to any sale, conveyance or other transfer, voluntarily or involuntarily, of such assets by Pima Mortgage or its affiliates.

LIMITS OF RESPONSIBILITY

    Pursuant to the Management Agreement, Pima Mortgage will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. Pima

Mortgage, the partners of Pima Mortgage and any of their partners, directors, officers, stockholders and employees will not be liable to the Company, any other Issuer, any subsidiary of the Company, the Unaffiliated Directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify Pima Mortgage, the partners of Pima Mortgage and any of their partners, directors, officers, stockholders and employees, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any of their acts or omissions not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. The Management Agreement does not limit or restrict the right of Pima Mortgage, the partners of Pima Mortgage or any of their partners, directors, officers, stockholders, employees or affiliates from engaging in any business or rendering services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, assets which meet the Company's policies and criteria, except that Pima Mortgage (but not its partners or any of their partners, directors, officers, stockholders, employees or agents) is not permitted to provide any such services to any residential mortgage REIT other than the Company and its subsidiaries. Pima Mortgage has the right to subcontract with third parties, including affiliates of Pima Mortgage, to provide services to Pima Mortgage and the Company. Any payment of fees to such third parties will be the sole responsibility of Pima Mortgage.

THE SUBCONTRACT AGREEMENT

    Pima Mortgage and American Southwest Financial Services ("ASFS"), Inc. are parties to a Subcontract Agreement pursuant to which ASFS performs certain services for Pima Mortgage in connection with the administration of the Structured Financing issued by any Issuer affiliated with ASFS with respect to which the Company owns the Mortgage Asset. Under the Subcontract Agreement, ASFS charges an administration fee for each series of Structured Financing of $12,500 per year. ASFS is a wholly owned subsidiary of American Southwest Holdings, Inc., a privately held Arizona corporation engaged in the business of issuing and administering the Structured Financing. Jon A. Grove, Chairman and President of the Company, owns 12.5% of American Southwest Holdings, Inc.

    The Subcontract Agreement extends through December 31, 1997. Thereafter, successive extensions, each for a period not to exceed one year, may be made by agreement between Pima Mortgage and ASFS.

    The Subcontract Agreement may be terminated by either party upon six months prior written notice, except that Pima Mortgage may terminate the Subcontract Agreement at any time upon 60 days written notice in the event the Company no longer retains Pima Mortgage. In addition, Pima Mortgage has the right to terminate the Subcontract Agreement upon the happening of certain specified events, including a breach by ASFS of any provision contained,in the Subcontract Agreement.

    The Company has agreed to indemnify and hold harmless ASFS, its affiliates and their officers and directors from any action or claim brought or asserted by any party by reason of any allegation that ASFS or its affiliates is an affiliate or is otherwise accountable or liable for the debts or obligations of the Company or its affiliates. The Company has no affiliations, agreements or relationships with ASFS or its affiliates, except for (i) the Subcontract Agreement with ASFS, (ii) the indemnification granted by the Company to ASFS, its affiliates and their officers and directors against certain liabilities,
(iii) one common director and officer and (iv) the indirect ownership by a general partner of Pima Mortgage of 12.5% of the voting stock of American Southwest Holdings, Inc.

                          PROPERTY MANAGEMENT AGREEMENT

    The Company has entered into property management agreements with Pima Realty Advisors, Inc. (the "Property Manager") for each of its current properties. The Property Manager is an affiliate of the Manager. Each property management agreement, which has a current term through December 31, 1997, was approved by the Unaffiliated Directors. Under the agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages over 4,400 apartment units, including those owned by the Company.

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

   Each of the current properties is operated by a staff including a resident manager and a maintenance and apartment preparation staff. Policies and procedures utilized at the property sites follow established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. As a result of active on-site management and strict prospective tenant qualification standards, the Company expects to experience low rent loss to delinquencies or early lease terminations.

                               PENDING TRANSACTION

    As  described in "Business  --  Operating  Policies and  Strategies  -- Real
Estate Activities -- Pending Acquisitions," the Company has entered into an agreement to acquire the entire ownership interests of the Manager and the Property Manager for 262,000 shares of common stock. As a result of the acquisition, the Company would become a self-administered and self-managed REIT. The owners of the Manager would continue to be executive officers and members of the Board of Directors of the Company. See "Business -- Management Agreement" and "Business -- Property Management Agreement" for information on the Company's current arrangement with the Manager and the Property Manager.

                             SPECIAL CONSIDERATIONS

REAL ESTATE INVESTMENT CONSIDERATIONS

  GENERAL

    Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the Company's properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, the Company's cash flow and ability to make distributions to its stockholders will be adversely affected. The revenues from and value of the properties may be adversely affected by the general economic climate (including unemployment rates), local conditions such as oversupply of competing properties or a reduction in demand for properties in the area, the attractiveness of the properties to tenants, competition from other available properties, the affordability of single family homes, the ability of the Company to provide adequate maintenance and insurance, and increased operating costs (including real estate taxes and utilities). Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, insurance, and maintenance costs) generally are not reduced when circumstances cause a reduction in revenue from the investment. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the property by the mortgage. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning, and tax laws), interest rate levels, and the availability of financing.

  Illiquidity of Real Estate

    Real estate investments are relatively illiquid and, therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), places limits on the Company's ability to sell properties held for fewer than four years, which may affect the Company's ability to sell properties without adversely affecting returns to holders of Common Stock.

  Dependence on Specific Regions

    The Company's properties are concentrated in the southwestern region of the United States (particularly in Arizona, New Mexico, and Texas) and consist entirely of multifamily properties. The Company's performance will be limited to economic conditions in those areas and in the market for multifamily properties located in those areas.

  Future Property Acquisitions

    The Company continually evaluates potential acquisitions of properties and enterprises owning properties. There can be no assurance, however, that the Company will be able to acquire any additional properties or property owners, that any acquisitions that are completed will be on terms favorable to the Company, that costs of improvements will not exceed original estimates, or that any acquired properties will perform in accordance with expectations or improve the overall performance of the Company.

  Operating Risks

    The Company's properties are subject to all operating risks common to apartment communities in general. These risks include competition from other apartment communities and alternative housing; new construction of competing properties or increases in unemployment in the areas in which the Company's properties are located, either or both of which may adversely affect occupancy or rental rates; increases in operating costs resulting from inflation and other factors, which increases may not necessarily be offset by increased rents; the inability or unwillingness of residents to pay rent increases; future enactment of rental control laws or other laws regulating multifamily housing, including current and possible future laws relating to access by disabled persons; and disagreements with joint venture partners or other real estate co-investors. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. The occurrence of any of these factors could adversely affect the Company's operating performance and its distributions to stockholders.

  Potential Environmental Liability

    Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In addition to investigation and clean-up actions brought by federal, state, and local agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company has not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with its properties. Other federal and state laws require the removal of damaged asbestos-containing material in the event of remodeling or renovation.

    All of the current properties have been subject to a Phase I environmental site assessment and limited asbestos survey (which involve inspection without soil or groundwater analysis) by independent environmental consultants engaged by the Company at the time of acquisition. As a result of the findings of the Phase I environmental assessment, a Phase II assessment involving soil and groundwater testing was performed at four properties by independent environmental consultants. The assessment shows that the groundwater at one of the properties is contaminated. Based on the report of the environmental engineers, the Company believes that the contamination has been caused by a nearby service station and that the owner of the station has commenced clean-up procedures under the direction of the local governmental authority. The Company has informed the local governmental authority of the groundwater contamination and asked the authority to expand the clean-up procedures to include the Company's property. The Company believes that the environmental liability for its property would not have a material adverse effect on the Company's business or results of operations.

    The Company has determined that there are minor amounts of asbestos-containing materials ("ACMs") in five of the Company's properties. The Company maintains an Operations and Maintenance Program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection by the Company's employees for any change in condition of existing ACMs.

    In addition, the apartment site under development in Tempe, Arizona was formerly used for agricultural purposes and a portion of the site was used as the runway for a pesticide aerial application firm located adjacent to the apartment site. The site of the pesticide aerial application firm is currently a subject of remediation by the U.S. Environmental Protection Agency ("EPA") and the Arizona Department of Environmental Quality ("ADEQ"). Extensive soil tests on the apartment site revealed that a few samples contained minor amounts of toxaphene above the regulatory level. The Company engaged an independent environmental consulting firm to conduct a "site specific risk assessment" to evaluate the potential threat to human health based on exposures and conditions unique to the site. The consulting firm's report indicates that the potential threat is minimal and no further action is necessary prior to the development of the site as an apartment community. The EPA and ADEQ have not required the Company to take any remedial actions on the site. The agencies also have not informed the Company of any regulatory actions on the site.

    Except as set forth above, the reports have not revealed any environmental liability, nor is the Company aware of any environmental liability, that the Company believes would have a material adverse effect on the Company's business, assets, or results of operation. No assurance, however, can be given that these reports reveal all environmental liabilities, or that no prior owner created any material environmental condition not known to the Company or that future uses and conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability. In the event the Company discovers a material environmental condition relating to any of its properties, the Company could be required to expend funds to remedy such condition.

  Uninsured Loss

    The Company carries comprehensive liability, fire, flood (where applicable), extended coverage, and rental loss insurance with policy specifications, hits, and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses (such as losses resulting from earthquakes) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in and anticipated profits and cash flow from a property and would continue to be obligated on any mortgage indebtedness on the property.

  Americans with Disabilities Act

    The Company's properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that the properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public access areas of the Company's properties, where such removal is "readily achievable." The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent por- tions of such facilities, such as a leasing office, are open to the public. The Company believes that the properties comply with all present requirements under the ADA. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants if required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Company's operations could be adversely affected. No specific regulations have been promulgated under the ADA and, thus, it is uncertain how enforcement of the ADA would affect specific building attributes.

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

  Risks of Real Estate Development

    The Company plans to seek selective opportunities for development. The real estate development business involves significant risks in addition to those involved in the acquisition, ownership, and operation of established apartment communities. The development risks include the availability of construction financing on favorable terms for development, construction delays, construction costs in excess of the budgeted amounts, the achievement and maintenance of anticipated rental rates and occupancy levels in the market, and availability of long-term permanent financing upon completion. In addition, the unavailability of permanent financing on acceptable terms to repay construction financing could result in delays, increased costs, or the loss of developed properties. New development activities, regardless of their ultimate success, typically require a substantial amount of management's time and attention. Development activities also are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

  Risk of Management Business

    The Company manages on a fee basis properties owned by third parties. Risks associated with the management of properties owned by third parties include the possibility that management contracts (which generally are cancellable upon short notice or upon the sale of the property) will be terminated by the property owner or will be cancelled in connection with the sale of the property, that contracts may not be renewed upon expiration or will be renewed on less favorable terms or that rental revenues upon which the management fees are based will decline as a result of general market conditions or specific market factors affecting the properties being managed, in either case resulting in decreased management fee income.

MARKET RISKS RELATING TO MORTGAGE ASSETS

  GENERAL

    The results of the Company's operations depend, among other things, on the level of Net Cash Flows generated by the Company's Mortgage Assets. The Net Cash Flows vary primarily as a result of changes in mortgage prepayment rates, short-term interest rates, market price of mortgage instruments, reinvestment income, and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income, and borrowing costs depend upon the nature and terms of the Mortgage
Assets, the geographic location of the properties securing the mortgage loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition, and other factors, none of which can be predicted with any certainty. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General" and "Business -- Operating Policies and Strategies -- Factors Affecting Net Cash Flows."

    The projected rates of return to the Company on its Mortgage Assets will be based upon assumed levels of prepayments on the underlying Mortgage Instruments, assumed rates of interest or pass-through rates on the Structured Financings (as defined herein) that bear variable interest rates, and assumed rates of reinvestment income and expenses with respect to such Structured Financing. The actual levels of interest rates on Structured Financing bearing variable interest rates, prepayment rates, reinvestment income, and administration expenses will affect the level of the Company's Net Cash Flows. To the extent that the assumptions employed by the Company vary from actual experience, the actual Net Cash Flows received by the Company may vary significantly from those projected by the Company as to timing and amount over the lives of such Structured Financing and from one period to another, and such returns could be negative under certain circumstances.

  Prepayment Risks

    Mortgage prepayments shorten the life of the Mortgage Instruments underlying the Company's Mortgage Assets, thereby reducing the overall Net Cash Flows and causing an inherent decline in the Company's income. Prepayments of Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in such Mortgage Instruments. Conversely, prepayments decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in such Mortgage Instruments. Prepayment experience also may be affected by the geographic location of the mortgage loans included in Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

  Interest Rate Fluctuation Risks

    Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the outstanding Structured Financing bears variable interest rates. As of December 31, 1996, $79 million of the $501 million of the outstanding Structured Financings relating to the Company's Mortgage Assets bore variable interest rates. Consequently, changes in short-term interest rates significantly influence the Company's net income.

  Risk of Decline in Net Cash Flows and Income from Mortgage Assets

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

    As the Company has made the determination to reinvest the Net Cash Flows in income-producing properties that may have a lower current yield than Mortgage Assets, without regard to the mortgage prepayment rates and variable interest rates, the Company may report declining operating income over time without the effect of any gain or loss on the sale of the properties. See "Special Considerations -- Competition."

  Inability to Predict Effects of Market Risks

    Because none of the above factors including changes in prepayment rates, interest rates, market price of mortgage instruments, reinvestment income, expenses, and borrowing costs are susceptible to accurate projection, the Net Cash Flows generated by the Company's Mortgage Assets, and thus distributions to the Company's stockholders, cannot be predicted.

BORROWING RISKS

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions, restrictions that may be contained in the Company's financing arrangements from time to time and other factors, the Company increases the amount of funds available for its activities with funds from borrowings, including borrowings under loan agreements, repurchase agreements, and other credit facilities. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis, and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short-term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. The Company also may increase the amount of its available funds through the issuance of debt securities.

    The Company's Bylaws limit borrowings to no more than 300% of the amount of its net assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business -- Capital Resources." Each of the Company's 19 apartment communities has been pledged to secure a first mortgage loan; such mortgage loans totalled $49.1 million at December 31, 1996. In addition, the Company had short-term borrowings of $2.0 million secured by Mortgage Assets having an aggregate carrying value of $3.1 million.

    No assurance can be given as to the actual effect of borrowings by the Company.

PLEDGED ASSETS

    A substantial portion of the Company's assets currently are and in the future can be expected to be pledged to secure its borrowings. Therefore, such assets will not be available to the stockholders in the event of the liquidation of the Company except to the extent that the market value thereof exceeds the amounts due to the creditors. However, the market value of the Mortgage Assets is uncertain because the market for Mortgage Assets of the type owned by the Company is not well developed and fluctuates rapidly as a result of numerous market factors (including interest rates and prepayment rates) as well as the supply of and demand for such assets.

COMPETITION

    There are numerous real estate companies, insurance companies, financial institutions, pension funds, and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants for properties.

MARKET PRICE OF COMMON STOCK

    The market price of the Company's Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company, changes in analysts' estimates of the Company's financial performance, actual and anticipated dividend payments, prevailing interest rates, general industry conditions, changes in the real estate market, local economic factors, governmental regulations, modifications of tax laws or tax rates, and other events and factors. An increase in market interest rates may lead purchasers of the Company's Common Stock to demand a higher yield on the price paid for shares from dividend distribution by the Company.

FUTURE OFFERINGS OF COMMON STOCK

    The Company in the future may increase its capital resources by making additional offerings of its Common Stock or securities convertible into its Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share of the Company's Common Stock, which may result in the reduction of the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing, or nature of future sales of its Common Stock as such sales will depend upon market conditions and other factors such as its need for additional equity, its ability to apply or invest the proceeds of such sales of its Common Stock, and the terms upon which its Common Stock could be sold.

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

CERTAIN CONSEQUENCES OF AND FAILURE TO MAINTAIN REIT STATUS

    In order to maintain its qualification as a real estate investment trust ("REIT") for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions to stockholders, and the ownership of its stock. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts, and require the Company to make distributions to its stockholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

    The Company's operations from time to time generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual cash receipts. See "Business -- Federal Income Tax Considerations." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business -- Federal Income Tax Considerations." Alteratively, the Company may be required to borrow funds to make the required distributions that could have the effect of reducing the yield to its stockholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital that would reduce the equity of the Company. In evaluating assets for purchase, the Company considers the anticipated tax effects of the purchase including the possibility of any excess of taxable income over projected cash receipts.

    If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's stockholders would not be deductible by the Company in computing its taxable income. Any such tax liability could be substantial and would reduce the amount of cash available for distributions to the Company's stockholders. See "Business." In addition, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years.

EXCESS INCLUSIONS

    A portion of the dividends paid by the Company constitutes unrelated business taxable income to certain otherwise tax-exempt stockholders which will constitute a floor for the taxable income of stockholders not exempt from tax, and will not be eligible for any reduction (by treaty or otherwise) in the rate of income tax withholding in the case of nonresident alien stockholders. For 1996, the entire ordinary income portion ($0.17 per share) of the dividend was excess inclusion income. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership."

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

    Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company that might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and (ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders, and proposed transferees of shares, may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorpo- ration. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part in the event of a reduction in the number of outstanding shares of the Company's Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Certain statements and other information contained herein concerning future, proposed, and intended activities of the Company or other matters that are not historical facts are forward-looking statements (as defined in the Securities
Act). When used herein, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify foward-looking statements. By their nature, forward-looking statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under "Special Considerations."

                        FEDERAL INCOME TAX CONSIDERATIONS

QUALIFICATION OF THE COMPANY AS A REIT

GENERAL

    The Company has made an election to be treated as a REIT under the Code. Thus, if the Company satisfies certain tests in each taxable year with respect to the nature of its income, assets, share ownership and the amount of its distributions, among other things, it generally should not be subject to tax at the corporate level on its income to the extent that it distributes cash in the amount of such income to its stockholders.

    Generally, the unremedied failure of the Company to qualify as a REIT for any taxable year could materially and adversely affect the stockholders as net income of the Company would be taxed at ordinary corporate rates, and the Company would not receive a deduction for any dividends to the stockholders and thus cause a material reduction of the cash available for distribution to the stockholders as dividends.

    In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a summary discussion of those various tests.

Sources of Income

    The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test;
(ii) the 95% income test; and (iii) the 30% income limitation.

    Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. The 95% income test requires that at least 95% of the Company's gross income for the taxable year must be derived from the items of income that either qualify under the 75% test or are from certain other types of passive investments, such as dividend or interest income or capital gain on the sale of stocks or securities. Thus, only 5% of a REIT's income each year is unrestricted. Such non-qualifying income may include third-party management fees, income from certain services provided to tenants, or rents from personal property. Finally, the 30% income limitation requires the Company to derive less than 30% of its gross income for the taxable year from the sale or other disposition of (1) real property, including interests in real property and interests in mortgages on real property, held for less than four years, other than foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (2) stock or securities or swap agreements held for less than one year, and (3) property in "prohibited transactions." A prohibited transaction is a sale or disposition of dealer property that is not foreclosure property or, under certain circumstances, a real estate asset held for at least four years.

    If the Company inadvertently fails to satisfy either the 75% income test or the 95% income test, or both, and if the Company's failure to satisfy either or both tests is due to reasonable cause and not willful neglect, the Company may avoid loss of REIT status by satisfying certain reporting requirements and paying a tax equal to 100% of any excess nonqualifying income. See "Business -- Federal Income Tax

Considerations -- Taxation of the Company." There is no comparable safeguard that could protect against REIT disqualification as a result of the Company's failure to satisfy the 30% income limitation.

    The Company anticipates that its gross income will continue to consist principally of income that satisfies the 75% income test. The composition and sources of the Company income should allow the Company to satisfy the income tests during each year of its existence. Certain short-term reinvestments, however, may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income limitation, the 75% income test, and/or the 95% income test. The Company intends to monitor its reinvestments and hedging transactions closely to attempt to avoid disqualification as a REIT.

Nature and Diversification of Assets

    At the end of each quarter of the Company's taxable year, at least 75% of the value of the Company's assets must be cash and cash items (including receivables), federal government securities and qualifying real estate assets. This requirement is intended to assure that the bulk of REIT investments are either equity or mortgage interests in real property. Qualifying real estate assets include interests in real property, and mortgages, equity interests in other REITs, any stock or debt instrument for so long as the income therefrom is qualified temporary investment income and, subject to certain limitations, interests in Real Estate Mortgage Investment Conduits ("REMICs"). The balance of the Company's assets may be invested without restriction, except that holdings of the securities of any one non-governmental issuer may not exceed 5% of the value of the Company's assets or 10% of the outstanding voting securities of that issuer.

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

Distributions

    Each taxable year the Company must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain), plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any excess noncash income (as determined under the Code). The distribution requirement does not compel the Company to distribute that portion, if any, of its cash flow that exceeds the REIT taxable income.

    Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year if certain guidelines are followed. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the Internal Revenue Service ("IRS"), the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend to stockholders and certain interest and penalties to the IRS. The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's predistribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. The Company intends to monitor closely the relationship between its predistribution taxable income and its cash flow. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT."

    The Company has a net operating loss carryforward for income taxes (the "NOL") at December 31, 1996 of approximately $76 million. Under REIT tax rules, the Company is allowed to offset taxable income (except for Excess Inclusion Income) by the available NOL and thus, under most circumstances, is not currently required to make distributions to stockholders except for Excess Inclusion Income. The NOL expires in 2009 (1999 for state tax purposes).

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

TAX CONSEQUENCES OF COMMON STOCK OWNERSHIP

    The federal income tax consequences of ownership in the Company's Common Stock is a complex matter and may vary depending on the income tax status of the stockholder. Accordingly, the following discussion is intended to be general in nature. Stockholders should consult their own tax advisors regarding the income tax considerations with respect to their investments in the Company.

  Dividend Income

    Distributions to stockholders out of the Company's current or accumulated earnings and profits will be taxable as "portfolio income" in the year received and not as income from a passive activity. Therefore, REIT dividends may not be used to offset a stockholder's passive losses. With respect to any dividend payable to stockholders of record as of a specified date prior to the end of the year, that dividend is deemed to have been received by the stockholder on December 31 if the dividend is paid in January of the following calendar year.

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

    Distributions properly designated by the Company as "capital gain dividends" will be taxable to the stockholders as long-term capital gain, to the extent those dividends do not exceed the Company's actual net capital gain for the taxable year, without regard to the stockholder's holding period for his shares. The Company will notify stockholders after the close of its taxable year regarding the portions of the distributions that constitute ordinary income, return of capital and capital gain. The Company also will notify shareholders regarding their reported share of excess inclusion income attributable to the Company's ownership of residual interests in a REMIC. See "Excess Inclusion Rule" below.

    The total dividends of $2.00 per share for 1996 consists of ordinary income of $0.17, return of capital of $0.45 per share and long-term capital gain of $1.38.

  Excess Inclusion Rule

    Ownership by the Company of residual interests in REMICs may adversely affect the federal income taxation of the Company and of certain stockholders to the extent those residual interests generate "excess inclusion income." The Company's excess inclusion income during a calendar quarter generally will equal the excess of its taxable income from residual interests in REMICs over its "daily accruals" with respect to those residual interests for the calendar quarter. The daily accruals are calculated by multiplying the adjusted issue price of the residual interest by 120 percent of the long-term federal interest rate in effect on the REMIC's startup date. It is possible that the Company will have excess inclusion income without associated cash. In taxable years in which the Company has both a net operating loss and excess inclusion income it will still have to report a minimum amount of taxable income equal to its excess inclusion income. In order to maintain its REIT status, the Company will be required to distribute at least 95 percent of its taxable income, even if its taxable income is comprised exclusively of excess inclusion income and the Company otherwise has a net operating loss.

    In general, each stockholder is required to treat the stockholder's allocable share of the portion of the Company's "excess inclusions" that is not taxable to the Company as an "excess inclusion" received by such stockholder. The portion of the Company's dividends that constitute excess inclusions typically will rise as the degree of leveraging of the Company's activities increase. Therefore, all or a portion of the dividends received by the stockholders may be excess inclusion income. Excess inclusion income will constitute unrelated business taxable income for tax-exempt entities and may not be used to offset deductions or net operating losses from other sources for most other taxpayers. For 1996, the entire ordinary income portion ($0.17 per share) of the dividend was excess inclusion income.

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

TAXATION OF FOREIGN STOCKHOLDERS

    Distributions of cash generated by the Company in its operations that are paid to foreign persons generally will be subject to United States withholding tax rate at a rate of 30 percent or at a lower rate if a foreign person can claim the benefit of a tax treaty. Notwithstanding the foregoing, distributions made to foreign stockholders will not be subject to treaty withholding reductions to the extent of their allocable shares of the portion of the Company's excess inclusions that are not taxable to the Company for the period under review. It is expected that the Company will continue to have excess inclusions. Distributions to foreign persons of cash attributable to gain on the Company's sale or exchange of real properties, if any, generally will be subject to full United States taxation and withholding. If the REIT is domestically controlled, its stock is excluded from the definition of United States real property interests, and sales of its stock by foreign investors generally escape United States taxation.

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

BACKUP WITHHOLDING

    The Company is required by the Code to withhold from dividends 20% of the amount paid to stockholders, unless the stockholder (i) files a correct taxpayer identification number with the Company, (ii) certifies as to no loss of exemption from backup withholding, and (iii) otherwise complies with the applicable requirements of the backup withholding rules. The Company will report to its stockholders and the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Stockholders should consult their tax advisors as to the procedure for insuring that the Company dividends to them will not be subject to backup withholding.

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

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

    The Company's Common Stock is listed and principally traded on the Amex under the symbol the "ASR." The following table sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported by the Amex and the cash dividends paid per share of the Company's Common Stock for the periods indicated.

                                                                DIVIDEND
                                    HIGH              LOW       PER SHARE
                                    ----              ---       ---------

    1994
    First quarter ..............   $10 15/16         $ 7 1/2         --
    Second quarter .............    15                 5 15/16       --
    Third quarter ..............    13 3/4             6 1/4         --
    Fourth quarter .............    14 1/16            9 3/8        $0.50

    1995
    First quarter ..............    20                10 15/16       0.50
    Second quarter .............    19 3/8            16 1/4         0.50
    Third quarter ..............    20 1/2            17 3/4         0.50
    Fourth quarter .............    18 3/8            15             0.50

    1996
    First quarter ..............    17 3/4            15 3/8         0.50
    Second quarter .............    18 3/8            16 7/8         0.50
    Third quarter ..............    19 3/4            17 1/2         0.50
    Fourth quarter .............    22 3/8            18 7/8         0.50


    On March 17, 1997, the closing sales price for shares of the Company's Common Stock on the Amex Composite Tape was $22 3/8 per share and the approximate number of holders of record of Common Stock was 2,000.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

    The selected consolidated financial data presented below were derived from the audited Consolidated Financial Statements of the Company.

                                                               YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                   1996      1995      1994       1993        1992
                                                --------- --------- --------- ----------- -----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Income from real estate
  Rental and other income ......................$14,581   $14,034   $12,528
  Operating and maintenance expenses, real estate
   taxes and insurance ......................... (6,855)   (6,719)   (5,497)
  Interest expense ............................. (4,348)   (4,387)   (3,941)
  Depreciation and amortization ................ (2,819)   (2,692)   (1,995)
                                                --------- --------- ---------
   Income from real estate .....................    559       236     1,095
                                                --------- --------- ---------
Income from mortgage assets
  Prospective yield income .....................  2,630     3,884     6,433   $  7,264    $    919
  Income from redemptions and sales ............  9,461     5,302     4,263
  Interest expense .............................   (181)     (347)   (2,596)    (4,794)     (5,841)
  Provision for reserves .......................                               (20,286)    (57,588)
                                                --------- --------- --------- ----------- -----------
   Income from mortgage assets ................. 11,910     8,839     8,100    (17,816)    (62,510)
                                                --------- --------- --------- ----------- -----------
Income (loss) before administrative
  expenses and other income .................... 12,469     9,075     9,195    (17,816)    (62,510)
Administrative expenses ........................ (3,203)   (2,983)   (2,216)    (1,949)     (3,104)
Other income (expense) net .....................   (425)      462       723        286         739
                                                --------- --------- --------- ----------- -----------
Income (loss) before cumulative effect
  of accounting change .........................  8,841     6,554     7,702    (19,479)    (64,875)
Cumulative effect of accounting change  ........                               (21,091)
                                                --------- --------- --------- ----------- -----------
Net Income .....................................$ 8,841   $ 6,554   $ 7,702   $(40,570)   ($64,875)
                                                ========= ========= ========= =========== ===========
Per average outstanding share
  Net income (loss) before cumulative effect of
   accounting change ...........................$  2.80   $  2.09   $  2.48   $  (6.27)  $  (20.20)
  Cumulative effect of accounting change*  .....                                 (6.79)
                                                --------- --------- --------- ----------- -----------
  Net income (loss) per share ..................$  2.80   $  2.09   $  2.48   $ (13.07)  $  (20.20)
                                                ========= ========= ========= =========== ===========
Dividends per share ............................$  2.00   $  2.00   $  0.50   $   1.15   $    2.25
                                                ========= ========= ========= =========== ===========
Weighted average shares outstanding ............  3,153     3,141     3,100      3,104       3,209
                                                ========= ========= ========= =========== ===========

                                                            DECEMBER 31,
                                        --------------------------------------------------
                                           1996      1995      1994      1993       1992
                                        --------- --------- --------- --------- ----------
CONSOLIDATED BALANCE SHEET DATA
  Apartment and other real estate
   assets ..............................$89,958   $79,510   $73,056   $3,855
  Mortgage assets ......................  5,039    11,877    18,965    37,881   $108,623
  Total assets ......................... 97,796    94,169    96,745    54,068    116,589
  Real estate notes payable ............ 49,110    49,212    50,693
  Mortgage assets borrowing, net .......  2,014     4,495     6,422    22,062     39,517
  Stockholders' Equity ................. 40,102    37,395    37,100    30,948     75,284

--------------------------

* Prior to December 1993, the Company followed the practice of writing down the carrying value of a mortgage asset (including an allocated portion of the deferred hedging cost) to its estimated future cash flows. In December 1993, the Company adopted SFAS No. 115, which requires that the carrying value of a mortgage asset be written down to its estimated fair value when its estimated yield is less than a "risk-free yield." As a result, the Company wrote down substantially all its mortgage assets in 1993 to their estimated fair value and recorded a charge of $21,091,000, which was reported as a cumulative effect of accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


    In 1993, the Company determined to become an apartment real estate investment trust. The Company continues to hold the mortgage assets and use the cash flows for apartment acquisitions and development, operations, payment of dividends, and other corporate purposes.

    In January 1994, the Company acquired its initial portfolio of 17 apartment communities (2,461 units) located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico. The total cost was approximately $61,600,000, which was financed by non-recourse first mortgage loans of $45,700,000, seller carryback financing of $6,500,000, and cash of $9,400,000. In February 1995, the Company acquired a 222-unit apartment community in Mesa, Arizona for $6,356,000, which was financed with a $3,770,000 non- recourse first mortgage loan. In 1996, the loan was refinanced with a $3,800,000 non-recourse first mortgage loan. In March 1996, the Company began construction of a 356-unit luxury apartment community in Tempe, Arizona. Total project costs are estimated to be approximately $21,000,000, and the Company has obtained a construction loan of $15,350,000.

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

    The operating income from apartments is affected primarily by rental rates, occupancy rates, and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy, the local housing market, and the supply of and demand for new apartment communities.

    The Company continues to own mortgage assets (all acquired prior to 1993) to generate cash flows for apartment acquisitions and development and other corporate purposes. These mortgage assets entitle the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financings which they secure. Income and cash flows from mortgage assets are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduce the income and total cash flows over the life of the mortgage assets. Prepayment rates are affected primarily by mortgage interest rates. Mortgage assets are amortizing assets, and the cash flows decline over time.

    In 1993, mortgage rates dropped to their lowest level in 20 years and prepayment rates reached record levels. In 1994, mortgage rates increased and actual and anticipated prepayment rates decreased. In 1995, although prepayment rates increased because mortgage rates declined to near the 1993 lows by year end, they were well below the 1993 record levels. In 1996, prepayment rates remained well below the 1993 record levels, as mortgage rates did not change substantially from the 1995 levels.

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

RESULTS OF OPERATIONS

  1996 COMPARED TO 1995

    Real Estate Operations -- Rental and other income increased $547,000 in 1996 primarily as a result of (i) $346,000 from rental rate increases (attributable primarily to a 3% increase in the Houston communities), (ii) $201,000 from higher occupancy rates (attributable primarily to the Tucson communities),

(iii) $242,000 from prior rental increases becoming effective as leases are renewed or the apartment is re-leased, and (iv) $69,000 from communities acquired through joint ventures. The increases were mitigated by $238,000 from rental concessions (attributable primarily to the Albuquerque communities). Operating and maintenance expense increased $145,000 (2.8%) as a result of the community acquired in February 1995 and to increased payroll expense
(attributable primarily to the Tucson communities). Real estate taxes and insurance remained flat as there were no increases or decreases in rates. Depreciation and amortization increased by $127,000 (4.7%) primarily as a result of the community acquired in February 1995 and capital improvements on the apartment communities. Interest expense on real estate mortgages decreased due to lower principal balances resulting from monthly payments.

    Mortgage Assets -- As a result of amortization of the investment in and redemption and sales of mortgage assets in 1995 and 1996, the 1996 prospective yield income decreased by $1,254,000. The average balance of mortgage assets decreased from $14,827,000 for 1995 to $8,118,000 for 1996. The decrease in income was mitigated by an increase in the average prospective yield from 28% for 1995 to 35% for 1996. Redemptions and sales of nine mortgage assets in 1996 generated total income of $9,461,000. In 1995, redemptions and sales of five mortgage assets generated total income of $2,882,000. In addition, the Company recorded income of $2,420,000 in 1995 from the reversal of the excess yield maintenance payment accrued in 1993 on notes payable secured by mortgage assets which were paid off in February 1995. Interest expense related to the mortgage assets decreased due to lower short-term borrowing and the payoff of a note in April 1995.

    Operating Expenses and Other Income -- Administrative expenses increased in 1996 primarily as a result of an increase in expense accruals for stock appreciation rights of $151,000 as a result of price increases in the Company's common stock. Other expenses increased in 1996 as a result of $380,000 in expenses related to future acquisitions and to $380,000 in write offs of cancelled real estate projects. The income in 1995 included a gain of $311,000 from the early payoff of a note payable and a $180,000 gain from the sale of an asset. The 1995 income was offset by a $350,000 reserve on a real estate investment.

  1995 Compared to 1994

    Real Estate Operations -- Income and expenses from real estate operations increased in 1995 as a result of the acquisition of an apartment community in February 1995 as well as new investments in joint ventures. Rental and other income increased by $1,506,000 as a result of $931,000 in revenues from the acquired community, a $569,000 increase in revenues from communities owned by the Company, and a $60,000 increase in joint venture income. Operating expenses increased as a result of $403,000 in expenses incurred by the Company in connection with the acquired community as well as higher operating expenses in the other communities owned by the Company, which resulted from a decrease in occupancy rates from 94% in 1994 to 91% in 1995 (mostly in Tucson) and the corresponding turnover, marketing and payroll expenses incurred by the Company as a result of such decrease in occupancy rates. Depreciation expenses increased as a result of the Company's acquisition of an apartment community in February 1995 and capital expenditures incurred in 1994 and 1995. Interest expense on real estate mortgages also increased in 1995 as a result of the Company's borrowing of additional funds for the acquisition in February 1995.

    Mortgage Assets -- As a result of amortization of the investment in and redemption of mortgage assets 1994 and 1995, the average balance of mortgage assets decreased from $26,691,000 for 1994 to $14,827,000 for 1995. While the average prospective yield was 28% for 1995 compared with 24% for 1994, the prospective yield income decreased by $2,549,000. Income from redemptions in 1995 totaled $5,302,000, consisting of $2,882,000 from redemption of five mortgage assets and $2,420,000 from the reversal of the yield maintenance payment accrued in 1993 on notes payable. Income from redemptions of $4,263,000 in 1994 resulted from the redemption of four mortgage assets. Interest expense related to the mortgage assets decreased as a result of the prepayment of the notes payable secured by mortgage assets in February 1995 and the prepayment of a note in April 1995.

    Operating Expenses and Other Income -- Administrative expenses increased in 1995 primarily as a result of an increase in expense accruals for stock appreciation rights of $381,000 caused by higher stock price and dividend equivalent payments on stock options of $600,000. The higher stock appreciation rights and dividend equivalent expenses were mitigated by a decrease in management fees of $170,000 in 1995 compared to 1994.

    Other income decreased in 1995 as a result of the use of the cash held by the trustee to prepay the notes payable secured by mortgage assets in February 1995.

INCOME FROM REDEMPTION AND SALES OF MORTGAGE ASSETS

    The Company's income includes income from redemption and sales of mortgage assets of $9,461,000, $5,302,000, and $4,263,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Such income is not necessarily indicative of future operating results or of the Company's future financial condition because income from redemptions and sales of mortgages (i) results from the sale or redemption of a finite number of assets that are no longer being purchased by the Company and (ii) is highly dependent on future levels of mortgage prepayment and interest rates.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

    Cash provided by operations for 1996 was $12,968,000 compared with $7,867,000 for the same period in 1995. The increase was primarily a result of a $4,159,000 increase in income from redemptions and sales of mortgage assets ($9,461,000 for 1996 compared to $5,302,000 for 1995, which included a non-cash credit of $2,420,000 for the reversal of accrued excess yield maintenance payment on notes payable) offset by a $1,254,000 decrease in prospective yield income on the mortgage assets. Cash provided by operations in 1995 was lower than 1994 as a result of lower net income and a non-cash credit described in the preceding sentence.

    Cash used in investing activities totaled $6,916,000 in 1996 compared to $2,160,000 and $49,696,000 in 1995 and 1994, respectively. The increase in cash usage of $4,756,000 in 1996 compared to 1995 primarily reflects the $11,753,000 of construction expenditures for the Company's Finisterra apartment community. The increase was mitigated by (i) a decrease of $5,502,000 in investments in apartments as the Company purchased an apartment community in February 1995 and did not make any purchases in 1996, (ii) a decrease of $1,830,000 in investment in joint ventures as the Company made investments in new joint ventures in 1995 to acquire two apartment communities and made no investments in new joint ventures in 1996, (iii) a decrease of $250,000 in the amortization in the carrying value of the mortgage assets, and (iv) a net decrease of $85,000 in other real estate investments. Cash used in investing activities in 1995 were lower than 1994 due to the Company acquiring its initial portfolio of 17 apartment communities in 1994 while acquiring only one apartment community in 1995. The decrease in 1994 cash used for the acquisition apartments was mitigated by lower mortgage cash flow for 1995 as a result of amortization and redemptions.

    Cash used in financing activities was $6,070,000 in 1996 compared to $7,415,000 in 1995. The decrease was primarily due to the repayment of real estate notes of $7,955,000 in 1995, the construction costs payable of $1,581,000 and a net decrease of $1,678,000 from other financing activities. The decrease was mitigated by real estate borrowing of $6,895,000 to finance real estate acquisitions in 1995 and a net increase of $2,974,000 (cash used for) in borrowing secured by mortgage assets. Cash used in financing activities was $7,415,000 in 1995 compared with cash provided by financing activities of $33,309,000 in 1994. The decrease of $40,724,000 in the cash provided by financing activities resulted primarily from (i) a decrease of $43,941,000 in real estate borrowing related to the acquisition of apartment communities, (ii) an increase of $6,470,000 in the repayment of real estate notes, (iii) an increase of $4,754,000 in dividend payment as the Company reinstated the regular quarterly dividend in 1995, and (iv) a decrease of $1,692,000 from other financing activities. The decrease in cash provided by financing activities was mitigated by (a) a decrease of $11,638,000 in the repayment of borrowing secured by mortgage assets, and (b) an increase of $4,495,000 in short-term borrowing.

    The Company continues to realize substantial cash flows from mortgage assets to fund its apartment acquisitions and development. A majority of the mortgage cash flows is generated from redemptions. The Company may also sell a mortgage asset that is redeemable in the foreseeable future. The redemptions or sales accelerate the mortgage asset cash flows and increase the present value. During 1996, the mortgage assets generated cash flow of $18,929,000, including $13,625,000 from the redemption and sales of nine mortgage assets The Company used a portion of the proceeds to reduce short-term borrowing by $2,481,000. In addition, the Company exercised its redemption rights on three mortgage assets for total proceeds of $6,800,000 in January 1997.

    The Company has prepared the following estimates of future cash flows from the mortgage assets. Cases 1, 2 and 3 assume that except for the redemptions of the three mortgage assets in January 1997 as described in the preceding paragraph, there will be no further early redemptions of mortgage assets. The assumed interest rate and mortgage prepayment rates in Case 2 are the approximate interest rate and forecasts of prepayment rates made by market participants as of December 31, 1996. The estimates in Case 4 have been prepared using the same interest rate and mortgage prepayment rates as Case 2 except that each mortgage asset is redeemed at the first available date and the underlying mortgages are sold at the December 31, 1996 prices. Mortgage prepayment rates represent the average annual prepayment rate assumed for the underlying mortgage instruments. (Dollars in thousands.)

                                              CASE 1    CASE 2    CASE 3     CASE 4
                                            --------- --------- --------- ----------
Assumed one month LIBOR ....................    3.5%      5.5%      7.5%      5.5%
Assumed mortgage prepayments ...............  21.18%    13.18%     8.47%    13.18%
Average sale price of mortgages (% of par)                                    107%
Estimated cash flows
        1997 ...............................$ 9,280  $  8,920  $  8,565  $ 12,181
        1998 ...............................  1,794     1,579     1,298     1,872
        1999 ...............................  1,234     1,181     1,061       427
        2000 ...............................    843       917       900    17,747
        2001 ...............................    531       693       762       834
        2002-2010 ..........................  3,130     6,804    12,390        64
                                            --------- --------- --------- ----------
        Total ..............................$16,812   $20,094   $24,976   $33,125
                                            ========= ========= ========= ==========

    There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependent on prices available upon sale of the mortgages as well as the timing of meeting the conditions for redemption (generally reduction of the structured financing to a specified percentage of the original balance or a specified date). As an example, if the average premium assumed for mortgage sales in Case 4 above were to decrease by almost half (the average mortgage prices decreases to 104%), the estimated total cash flow in Case 4 would decline by $9,657,000 of which $1,517,000 would relate to 1997.

    Each of the apartment communities is pledged to secure a non-recourse and non-cross collateralized first mortgage loan. The loans generally bear fixed interest rates which averaged 8.6% at December 31, 1996. The principal and interest payments on these loans are approximately $380,000 per month. In December 1997, one of the loans will mature and the Company expects to refinance the $1,726,400 loan. In addition, the Company is required to deposit $186,000 per month with the lender to be used for specified capital replacement expenditures, property taxes and insurance premiums. At December 31, 1996, $2,930,000 was held by lenders. The Company also plans to invest $915,000 in capital expenditures for the apartment communities during 1997. Capital expenditures for the apartment communities were $1,269,000 in 1996.

    In March 1996, the Company commenced the development of the Finisterra Apartments in Tempe, Arizona. Total construction costs are estimated to be approximately $21,000,000, of which the Company had invested approximately $14,694,000 at December 31, 1996. The Company has also begun the community's lease up phase in December 1996. In February 1997, the Company received funding of $9,860,000 under its $15,350,000 construction loan. The funding, in addition to the unrestricted cash of $2,403,000 at December 31, 1996, will be used to fund short-term and long-term liquidity requirements, such as operating expenses, the pending acquisitions described in the following paragraphs, capital improvements on existing apartment communities, dividends, and scheduled mortgage debt maturities. The Company also expects to meet such liquidity requirements through long-term collateralized and uncollateralized borrowings, the issuance of equity securities, proceeds received from the disposition of certain apartment communities, and the proceeds from the redemptions and sales of mortgage assets.

    In November 1996, the Company entered into an agreement to acquire up to 13 apartment communities and one office building as well as a related property management operation for a combination of cash, its common stock, and limited partnership units in an operating partnership formed by the Company for the acquisition. The Company will finance the acquisition by (i) assuming or refinancing approximately $49,311,000 in first mortgage debts on the properties, (ii) paying an aggregate of up to $3,100,000 in cash to the sellers, and (iii) exchanging a combination of approximately 1,623,000 shares of the Company's common stock and limited partnership units in an amount equal to $29,359,000 based on the outstanding loan balance at September 30, 1996. In addition, the Company expects to pay in cash approximately $2,488,000 of transaction costs and mortgage loan escrow deposits.

    Concurrently with the acquisition described in the preceding paragraph, the Company entered into an agreement to acquire the entire interests in Pima Mortgage and Pima Realty (collectively the "Pima Entities") in exchange for 262,000 shares of its common stock. The cost of the acquisition is $5,250,000 and will be assigned to the contracts between the Company and the Pima Entities. As the contracts will effectively be terminated, the costs will be charged to contract termination as of the date of the acquisition.

    The Company anticipates that the pending acquisitions will result in (i) significant increases in the Company's gross income and operating expenses, (ii) an increase in interest expenses on real estate mortgages, and (iii) a decrease in administrative expenses resulting from the replacement of management fees previously paid to the Pima Entities by the Company with salaries to be paid to the owners of the managers who will become employees of the Company. The net income for 1997, however, will be reduced by the $5,250,000 charge to income for the cost of the acquisition of the Pima Entities. As this is a non-cash charge, it will not have any effect on the cash provided by operations. The issuance of the Company's common stock in connection with the acquisition of the Pima Entities is subject to approval of the stockholders of the Company. The Company anticipates the closing to be in April 1997.

    The partner in the six joint ventures has initiated the "buy-sell" provision in the joint venture agreements. The Company elected to acquire the 85% interest in one joint venture from its partner and to sell to its partner the Company's 15% interest in the other five joint ventures. The purchase would increase the Company's investment in wholly owned apartments by approximately $25,500,000 and real estate notes payable by $19,000,000. The sale of the interests in the five joint ventures would result in net proceeds of approximately $2,000,000, and the Company does not expect the sale to have a significant impact on income. The transactions are scheduled to be completed in the second quarter 1997.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information regarding the Company's directors and executive officers.

         NAME          AGE                       POSITION(S) WITH THE COMPANY
-------------------- ----- ----------------------------------------------------------------------
Jon A. Grove         53    Chairman of the Board, President, Chief Executive Officer and Director
Frank S. Parise, Jr. 45    Vice Chairman, Executive Vice President, Chief Administrative Officer,
                           and Director
Joseph C. Chan       45    Executive Vice President, Chief Operating Officer, Secretary,
                           Treasurer and Director
Dale A. Webber       36    Vice President
Roger A. Karber      42    Vice President, Property Development
Thomas A. Heeringa   43    Vice President
Mary C. Clements     30    Controller
Earl M. Baldwin      53    Director
John J. Gisi         51    Director
Raymond L. Horn      67    Director
Frederick C. Moor    65    Director

    Jon A. Grove has been Chairman of the Board of Directors, President, Chief Executive Officer and a director of the Company since its organization in June 1987. Mr. Grove also has served as the President of one of the general partners of the Manager since its organization and has been a director and principal stockholder of Pima Realty Advisors, Inc. (the "Property Manager") since its organization in November 1993. From 1974 to 1989, Mr. Grove was employed with The Estes Co. (now called GWS), a company which founded the Company and which develops, constructs and sells residential, multi-family, commercial and industrial real estate, most recently as executive vice president and chief operating officer. Mr. Grove also has been Chairman of the Board and a Director of American Southwest Holdings, Inc. and its affiliates since their organization; these companies are Arizona-based corporations involved in the issuance and administration of mortgage-collateralized bonds.

    Frank S. Parise, Jr. has been Vice Chairman of the Board of Directors, Executive Vice President and Chief Administrative Officer of the Company since December 1988 and a director of the Company since its organization. Mr. Parise also has served as the President of one of the general partners of the Manager since its organization and has been the President, a director and principal stockholder of the Property Manager since its organization in November 1993. From 1985 to 1989, Mr. Parise was employed by The Estes Co., most recently as President of its Financial Services Division and Multifamily Development Division. From 1982 to 1985, Mr. Parise was the President of E. Allen Development Corporation, a company that acquired and managed apartments.

    Joseph C. Chan has been a director of the Company since February 1989, Executive Vice President and Chief Operating Officer since December 1988, Treasurer since April 1994 and Secretary since March 1996. Mr. Chan served as the Vice President and Treasurer of the Company from its organization until December 1988. Mr. Chan also has served as the President of one of the general partners of the Manager since its organization and a director and principal stockholder of the Property Manager since its organization in November 1993. From 1986 to 1987, Mr. Chan served as an officer of The Estes Co.

    Dale A.  Webber has been a Vice  President  of the Company  since  September
1987.

    Roger A. Karber has been Vice President, Property Development of the Company since January 1995. From 1989 to 1994, Mr. Karber was president of Festival Markets, Inc., a company that developed specialty retail centers. From 1979 to 1989, Mr. Karber was employed by The Estes Co., where he was instrumental in establishing its apartment operations, which included developing over 1,500 apartment units.

    Thomas A. Heeringa has been a Vice President of the Company since March 1996. He has been employed with the Company since December 1988.

    Mary C. Clements has been Controller of the Company since May 1994. Ms. Clements was employed by Deloitte & Touche LLP, an international accounting firm, from her graduation in May 1990 until she joined the Company in May 1994.

    Earl M. Baldwin has been a director of the Company  since its  organization.
Since 1985, Mr. Baldwin has been president of Baldwin Financial Corp., a risk management consulting service company for mortgage lenders specializing in hedging and secondary market strategy. From 1973 to 1985, Mr. Baldwin was employed by Security Pacific Mortgage Corporation ("SPMC"), a mortgage banking company, serving most recently as its executive vice president.

    John J. Gisi has been a director for the Company since February 1989. Mr. Gisi has served as the President and Chief Executive Officer of National Bancorp of Arizona, Inc., a wholly owned subsidiary of Zions Bancorporation, and as the Chairman of the Board, President and Chief Executive Officer of National Bank of Arizona since September 1984. Mr. Gisi also serves as a director of several subsidiaries of Zions Bancorporation.

    Raymond L. Horn has been a director of the Company since its organization. Mr. Horn serves as tax advisor to several Phoenix-based real estate companies. Mr. Horn, a certified public accountant and lawyer, presently is in private practice after retiring from Deloitte Haskins & Sells (now Deloitte & Touche
LLP) as the partner-in-charge of that firm's Arizona tax practice. Mr. Horn is a member of numerous professional and business associations including the American Institute of Certified Public Accountants and the American Bar Association.

    Frederick C. Moor has been a director of the Company since February 1989. Mr. Moor presently is retired after 33 years of employment with The Valley National Bank of Arizona (now Bank One, Arizona), most recently as Vice President and Banking Services Manager for the Eastern Division.

    All directors are elected at each annual meeting of the Company's stockholders and hold office until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors. The Company currently has five salaried employees.

    Directors and executive officers of the Company who are not salaried employees of the Company are required to devote only so much of their time to the Company's affairs as is necessary or required for the effective conduct and operation of the Company's business. Because the Management Agreement between the Company and the Manager provides that the Manager will assume principal responsibility for managing the day-to-day affairs of the Company, the non-salaried officers of the Company, in their capacities as such, are not expected to devote substantial portions of their time to the affairs of the Company. However, in their capacities as officers or employees of general partners of the Manager, they will devote such portion of their time to the affairs of the Manager as is required for the performance of the duties of the Manager under the Management Agreement.

MEETINGS AND COMMITTEES

    During the year ended December 31, 1996, the Board of Directors of the Company held a total of five meetings. No director attended fewer than 75% of the meetings of the Board of Directors.

    The Company's Bylaws authorize the Board of Directors to appoint among its members an executive committee, an audit committee and other committees. A majority of the members of any committee so appointed must be Unaffiliated Directors. The Board of Directors has appointed an Audit Committee and a Compensation Committee. Messrs. Gisi and Horn serve as the members of the Company's Audit Committee and Compensation Committee. The Audit Committee reviews the annual financial statements, any significant accounting issues and the scope of the audit with the Company's independent auditors and is available to discuss with the auditors any other accounting and audit related matters which may arise during the year. The Audit Committee met separately at one formal meeting during 1996 which was attended by all of the members of the Committee. The Compensation Committee reviews all transactions with the Manager and the Property Manager and their affiliates, including the renewal of the

Management Agreement and the Property Management Agreements and the proposed acquisition of the Manager and the Property Manager (see "Business -- Pending Transaction"). The Compensation Committee met twice during 1996 to review the preliminary terms of the proposed acquisition of the Manager and the Property Manager (see "Business -- Pending Transaction").

COMPLIANCE WITH SECTION (16A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section
(16a) reports they file.

    Based solely on the Company's review of such reports received by it during the fiscal year ended December 31, 1996, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year. was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid to the Company's executive officers whose total cash and cash equivalent remuneration exceed $100,000 for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                                         AWARDS         PAYOUTS
NAME AND PRINCIPAL                     ANNUAL COMPENSATION      ----------------------- ---------
                                -------------------------------   RESTRICTED   OPTIONS/    LTIP      ALL OTHER
POSITION                   YEAR    SALARY     BONUS     OTHER       STOCK       SARS     PAYOUT    COMPENSATION
------------------------ ------ ---------- --------- ---------- ------------ ---------- --------- --------------
JON A. GROVE (1)         1996                        $179,114                    --                   --
 Chairman, President,    1995                         180,431                    --                   --
and Chief Executive      1994                         251,747                    --                   --
Officer
Frank S. Parise, Jr. (1) 1996                        $179,114                    --                   --
 Vice Chairman,          1995                         180,431                    --                   --
Executive Vice           1994                         251,747                    --                   --
President,
and Chief
Administrative
Officer
Joseph C. Chan (1)       1996                        $179,114                    --                   --
 Director, Executive     1995                         180,431                    --                   --
Vice President,          1994                         251,747                    --                   --
Secretary, and
Chief Operating
Officer
Dale A. Webber           1996        --      --      $141,729                  70,000                 --
 Vice President          1995   $108,447     --           --                     --                   --
                         1994    108,147     --           --                    8,000                 --
Roger A. Karber          1996        --      --      $117,835                  50,000                 --
 Vice President          1995   $100,000   $15,000        --      --             --                   --

----------------------
(1)Messrs. Grove, Parise, and Chan are not salaried employees of the Company and do not receive any cash or cash equivalent compensation directly from the Company. They receive their compensation from the Manager, the partners of which are corporations owned by these individuals. See "Certain Relationships and Related Transactions." The amounts listed under Other Compensation represent the total cash payments received or receivable from the Manager by these individuals and the corporations owned by them.

    The following tables set forth certain stock option information concerning the officers included in the above table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                        POTENTIAL REALIZABLE
                                                                                VALUE
                                                                          AT ASSUMED ANNUAL
                                   % OF TOTAL                                   RATES
                       OPTIONS/   OPTIONS/SARS                             OF STOCK PRICE
                         SARS      GRANTED TO    EXERCISE                   APPRECIATION
                       GRANTED    EMPLOYEES IN   OR BASE    EXPIRATION     FOR OPTION TERM
                         (#)      FISCAL YEAR     PRICE        DATE       5%(1)      10%(1)
                     ---------- -------------- ---------- ------------ ---------- ----------
Jon A. Grove            None         N/A          N/A        N/A           N/A       N/A
Frank S. Parise, Jr.    None         N/A          N/A        N/A           N/A       N/A
Joseph C. Chan          None         N/A          N/A        N/A           N/A       N/A
Dale A. Webber          70,000       42%         $16.625    12/16/98      $119,547   $244,563
Roger A. Karber         50,000       30%         $16.50     12/16/98       118,738    233,800

----------------------
(1) This amount is the calculated future value of the stock options as of December 16, 1998 assuming stock price appreciation rates of 5% and 10% per year as specified in Item 402(c)(2) of Regulation S-K.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  VALUE OF
                                                  NUMBER OF      UNEXERCISED
                                                 UNEXERCISED    IN-THE-MONEY
                                                OPTIONS/SARS    OPTIONS/SARS
                         SHARES                 AT FY-END (#)   AT FY-END ($)
                        ACQUIRED      VALUE     EXERCISABLE/    EXERCISABLE/
         NAME          ON EXERCISE   REALIZED   UNEXERCISABLE   UNEXERCISABLE
-------------------- ------------- ---------- --------------- ---------------

Jon A. Grove               --            --       138,581         $1,589,234
                                                      --                 --
Frank S. Parise, Jr.       --            --       140,287          1,653,343
                                                      --                 --
Joseph C. Chan             --            --       138,581          1,589,234
                                                      --                 --
Dale A. Webber           2,666         $19,995     47,930            191,194
                                                   23,334             90,419
Roger A. Karber            --            --        33,332            133,328
                                                   16,668             66,672

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors performs the functions of making recommendations to the Board concerning the Company's compensation policies applicable to its executive officers. Messrs. Grove, Parise and Chan serve as both directors and the principal executive officers of the Company. All compensation matters relating to the Company's principal executive officers, however, are decided by the Unaffiliated Directors, consisting of Messrs. Baldwin, Gisi, Horn and Moor. The principal executive officers make recommendation to the Board concerning the compensation of other executive officers of the Company. None of the Unaffiliated Directors are, or have ever been, officers or employees of the Company or any of its subsidiaries. Messrs. Grove, Parise and Chan abstain from participating in the deliberations of the Board of Directors concerning the approval of the Management Agreement, the Property Management Agreements, the pending acquisition of the Manager and the Property Manager by the Company (see "Business -- Pending Transaction"), or any other matters relating to their compensation. In addition, during 1996 none of the executive officers, including Messrs. Grove, Parise and Chan, served on the board of directors or the compensation committee of the entities that employed any of the Unaffiliated Directors.

COMPENSATION OF DIRECTORS

    During the fiscal year ended December 31, 1996, the Company paid an annual director's fee to each Unaffiliated Director equal to $24,000 and a fee of $500 for each meeting of the Board of Directors attended by each Unaffiliated Director and reimbursement of costs and expenses of all directors for attending such meetings. Additionally, each member of the Audit Committee and the Compensation Committee received a fee of $300 for each meeting attended by the member. Affiliated Directors do not receive any fees for serving on the Board of Directors.

STOCK OPTION PLANS

    The Company has a nonstatutory stock option plan (the "Nonstatutory Stock Option Plan") and an incentive stock option plan (the "Incentive Stock Option Plan") (together the "Stock Option Plans"). The purpose of the Stock Option Plans is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide incentive to others whose job performance affects the Company. The Incentive Stock Option Plan provides for incentive stock options which are intended to meet the requirements of
Section 422A of the Internal Revenue Code, (the "Code") ("ISOs") and which may be granted to the officers and key personnel of the Company. The Nonstatutory Stock Option Plan provides for non-qualified stock options which may be granted to the Company's directors and key personnel of the Manager.

    The Stock Option Plans are administered by the Board of Directors, which determines whether such options will be granted, whether such options will be ISOs or non-qualified options, which directors, officers and key personnel will be granted options and the number of options to be granted, subject to the maximum amount of shares issuable under the Stock Option Plans set forth below. In making such determinations, the Board of Directors takes into account the duties and responsibilities of the participants, their present and potential contribution to the success of the Company and such other factors as the Board deems relevant in connection with accomplishing the purpose of the Plan. Under current law, ISOs cannot be granted to directors who are not also employees or to directors or employees of entities unrelated to the Company.

    Under the Stock Option Plans, options to purchase a maximum of 140,000 shares of the Company's Common Stock may be granted to the Company's directors, officers and key personnel as well as to the directors, officers and key personnel of the Manager. The exercise price for any option granted may not be less than 100% of the fair market value of shares of Common Stock at the time the option is granted. The optionholder may pay the exercise price in cash or by delivery of previously acquired shares of Common Stock of the Company. Generally, one-third of the options granted at any one time are immediately exercisable, one-third are exercisable one year after the date of grant and the remaining one-third become exercisable two years after the date of grant. The options expire 10 years after the date of grant. No option may be granted under the Stock Option Plans to any person who, assuming exercise of all options held by such person, would own or be deemed to own more than 9.8% of the total outstanding shares of Common Stock of the Company.

    Under each of the Stock Option Plans, an exercising optionholder has the right to require the Company to purchase some or all of the optionholder's shares of the Company's Common Stock. That redemption right is exercisable by the optionholder only with respect to shares that he has acquired by exercise of an option granted under the Stock Option Plans which are restricted from transfer by federal securities law as a result of grants or exercise of options under the Stock Option Plans and such right must be exercised during the six months immediately following the expiration of any such restriction.

    No option granted under the Stock Option Plans is exercisable for a period in excess of the term of the option as provided in the Stock Option Plans, subject to earlier termination in the event of termination of employment, retirement or death of the optionholder. An option may be exercised in full or in part at any time or from time to time during the term of the option or provide for its exercise in stated installments at stated times during the option term.

    The Board of Directors may amend the Stock Option Plans at any time, except that approval by the Company's stockholders is required for any amendment that increases the aggregate number of shares that may be issued pursuant to the Stock Option Plans, changes the class of persons eligible to receive such options, modifies the period within which the options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the Stock Option Plans. Unless previously terminated by the Board of Directors, the Stock Option Plans will terminate in August 1997.

    As of December 31, 1996, options to purchase 43,278 shares of Common Stock were outstanding and options to purchase 5,901 shares were available for grant under the Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of February 28, 1997, there were outstanding 3,147,150 shares of Common Stock. The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1997, by each person known by the Company to own more than 5% of the outstanding shares of Common Stock of the Company, by each director of the Company, and by all directors and executive officers of the Company as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons. The number of shares also includes (1) any shares of Common Stock owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or the power of disposition and (2) shares of Common Stock that such persons had the right to acquire within 60 days by the exercise of stock options (excluding the SARs) (see "Stock Option Plans"). Each director and executive officer of the Company may be reached through the Company at 335 North Wilmot, Suite 250, Tucson, Arizona 85711.

NAME AND                                                       NUMBER OF   PERCENT OF
BENEFICIAL OWNER                                                SHARES      TOTAL(1)
------------------------------------------------------------ ----------- ------------
Jon A. Grove ................................................   146,191      4.5%
Joseph C. Chan ..............................................   146,472      4.5
Frank S. Parise, Jr. ........................................   119,295      3.7
Earl M. Baldwin .............................................     3,477       (2)
John J. Gisi ................................................    11,658       (2)
Raymond L. Horn .............................................     5,988       (2)
Frederick C. Moor ...........................................     3,378       (2)
All directors and executive officers as a group (10 persons)    452,411     13.0%

---------------
(1)In calculating the percentage of ownership, the number of shares of Common Stock that the identified person or group had the right to acquire within 60 days upon the exercise of stock options is deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but such shares are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(2)Less than 1% of the outstanding shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's Bylaws provide that the Board of Directors has the full power to conduct, manage and direct the business and affairs of the Company. The Company is a party to a management agreement (the "Management Agreement") with Pima Mortgage (the "Manager") to manage the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors. Jon A. Grove, Frank S. Parise, Jr. and Joseph C. Chan have been directors or officers of general partners of the Manager since its organization. For further information respecting these individuals, see "Directors and Executive Officers of the Company."

    The duties of the Manager under the Management Agreement include formulating operating strategies; arranging for the acquisition of assets for the Company; monitoring the performance of the Company's assets; and providing certain administrative and overall managerial services necessary for the operation of the Company. For performing these services, the Manager receives an annual base management fee in an amount equal to 3/8 of 1% per annum of the Average Invested Assets of the Company (as defined in the Management Agreement), which is paid monthly with adjustments made quarterly. The Manager also performs certain analysis and other services in connection with the administration of mortgage securities with respect to which the Company acquires mortgage interests. For such services, the Company reimburses the Manager for the fees paid under the Subcontract Agreement described below and pays the Manager an annual administration fee of $10,000 for each series of mortgage interests acquired prior to 1991, $20,000 for the aggregate mortgage interests acquired in 1991 and $20,000 for the aggregate mortgage interests acquired in 1992. In 1996, the Company paid the Manager management fees of approximately $386,000 and administration fees of approximately $193,000. The payment of such fees was unanimously approved by the Unaffiliated Directors.

    In connection with the renewal of the Management Agreement beginning with 1994, the Manager and the Company agreed to eliminate the incentive management fee provision. On December 16, 1993, the Company granted to Messrs. Grove, Parise and Chan options to purchase 309,800 shares of the Company's Common Stock and stock appreciation rights ("SARs") covering 90,200 shares of the Company's Common Stock. The exercise price is $8.60 per share, which was 110% of the market price of the Common Stock on the grant date. If dividends are declared during the period the stock options or SARs are outstanding, the holder of the options and SARs can elect to receive currently or upon exercise cash in an amount equal to the product of the per share dividend amount times the number of options or SARs outstanding. In 1996, the Company paid Messrs. Grove, Parise and Chan $266,667 each based on the total dividends of $2.00 per share paid in 1996. All of the options and SARs are currently exercisable. The options will expire on December 16, 1998, if not terminated earlier pursuant to the terms of the agreements. In February 1997, Messrs. Chan and Parise of the Manager exercised their share of SARs (30,067 each) and received approximately $440,000 each.

    In the event that the Management Agreement is terminated by the Company or is not renewed by the Company on terms at least as favorable to the Manager as the current Management Agreement other than as a result of a termination by the Company for cause (as specified in the Management Agreement), the Manager will be entitled to receive from the Company the management fee that would have been payable by the Company to the Manager pursuant to such Management Agreement based on the investments made by the Company prior to the date of such termination (or failure to renew) for the 12 full fiscal quarters beginning on the date of such termination (or failure to renew) as more fully described in the Management Agreement.

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

    The Company has entered into a property management agreement (collectively the "Property Management Agreements") with the Property Manager for each of the apartments acquired by the Company. The Property Manager is an affiliate of the Manager. Each Property Management Agreement, which has a current term through December 31, 1997, was approved by the Unaffiliated Directors. Under the agreement, the Property Manager provides the customary property management services at its cost without profit or distribution to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The Property Manager currently manages approximately 4,400 apartment units. In 1996, the Company paid the Property Manager 466,000 which amounted to 3.2% of the total rental and other income of the apartments.

    The Company owns certain mortgage interests with respect to structured financing issued by American Southwest Holdings, Inc. ("ASH"). An affiliate of ASH performs the customary administration services and receives fees for such services of $12,500 per year for each series of structured financing. The Company believes that the fees charged by ASH are comparable to those charged by other companies performing similar services. Jon A. Grove, Chairman of the Board, President and Chief Executive Officer of the Company, is Chairman of the Board of Directors of ASH and its affiliates and owns 12.5% of the voting stock of ASH. The Company has agreed to indemnify and hold harmless ASH and certain affiliates from any action or claim brought or asserted by any party by reason of any allegation that ASH or such affiliates is an affiliate or is otherwise accountable or liable for the debts or obligations of the Company or its affiliates.

    In 1996, Mr. Webber exercised options to purchase a total of 2,666 shares of the Company's Common Stock by executing a full recourse promissory note for $30,000 to the Company. The note is due on December 31, 1998 and can be repaid by delivering to the Company shares of Common Stock owned by Mr. Webber based on the then market price of the Common Stock. During 1996, Messrs. Chan and Webber paid off notes of $297,000 using 12,011 shares of Common Stock and cash of $61,842.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   (a) Financial Statements and Financial Statement Schedules filed as part of this report:

       1.Financial Statements of the Company -- as listed in the "Index to Financial Statements and Financial Statement Schedule" on page F-1 of this Annual Report Form 10-K.

       2.Financial Statement Schedules -- Schedule III on page F-17. No other schedules are required because of the absense of conditions under which they are required or because the information is given in the financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

EXHIBIT
NUMBER      EXHIBIT
------      -------
3(a)        First Amended and Restated Articles of Incorporation of the Registrant(1)
3(b)        Articles of Amendment to the First Amended and Restated Articles of Incorporation of the
            Registrant(3)
3(c)        Bylaws of the Registrant(1)
4           Specimen Certificate representing $.01 par value Common Stock(1)
10(a)       Management Agreement between the Registrant and ASMA Mortgage Advisors Limited
            Partnership(5)
10(b)       Subcontract Agreement between ASMA Mortgage Advisors Limited Partnership and American
            Southwest Financial Services, Inc.(3)
10(c)       Right of First Refusal between the Company and the Manager(3)
10(d)       Limited Partnership Agreement of Southwest Capital Mortgage Funding Limited
            Partnership(2)
10(e)       Amended and Restated Stock Option Plans(4)
10(f)       Indemnification and Use of Name Agreement Between the Company and American
            Southwest(4)
10(g)       Dividend Reinvestment and Stock Purchase Plan(3)
10(h)       Agreement for Purchase and Sale of Apartments ("Purchase Agreement") dated July 15, 1993 by and between Buyer and Seller.(6)
10(i)       First Amendment to Purchase Agreement dated August 18, 1993, by and between Buyer and
            Seller.(6)
10(j)       Second Amendment to Purchase Agreement dated September 21, 1993 by and between Buyer and
            Seller.(6)
10(k)       Third Amendment to Purchase Agreement dated October 27, 1993 by and between Buyer and
            Seller.(6)
10(l)       Master Property Management Agreement with Pima Realty Advisors, Inc. for the year ending
            December 31, 1994 and the signature page for each of the properties.(6)
10(m)       Second Articles of Amendment to the First Amended and Restated Articles of Incorporation of
            the Registrant.(7)
10(n)       Third Articles of Amendment to the First Amended and Restated Articles of Incorporation of
            the Registrant.(7)
10(o)       First Amendment to the Bylaws of the Registrant.(7)
10(p)       Deed of Trust, Security Agreement, Financing Statement and Assignment of Leases and Rents
            dated as of January 11, 1994 made by the following entities for the benefit of
            Lexington Mortgage Company(6):
            ASV-I Properties, Inc.
            ASV-III Properties, Inc.
            ASV-IV Properties, Inc.
            ASV-V Properties, Inc.
            ASV-VI Properties, Inc.
            ASV-VII Properties, Inc.
            ASV-VIII Properties, Inc.
            ASV-IX Properties, Inc.
            ASV-X Properties, Inc.
            ASV-XI Properties, Inc.
            ASV-XII Properties, Inc.
            ASV-XIII Properties, Inc.
            ASV-XIV Properties, Inc.
            ASV-XV Properties, Inc.
            ASV-XVI Properties, Inc.
11          Statement re: Computation of Per Share Earnings
22          Subsidiaries of the Registrant

                                                        (Footnotes on next page)

(Footnotes to table on previous page)
-------------------------------------

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

(7) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1995 as filed with the Commission on or about April 1, 1996.

(c) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASR INVESTMENTS CORPORATION


                               By: /s/ JON A. GROVE
                                   -----------------------------------------
                                   Jon A. Grove

Date: March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                             TITLE                          DATE
---------------------------- ----------------------------------------- ------------------
       /s/ JON A. GROVE      Director, Chairman of the Board,          March 28, 1997
 ---------------------------- President and Chief Executive Officer
 Jon A. Grove                (Principal Executive Officer)

  /s/ FRANK S. PARISE, JR.   Director, Vice Chairman, Chief            March 28, 1997
 ---------------------------- Administrative Officer
 Frank S. Parise, Jr.

      /s/ JOSEPH C. CHAN     Director, Executive Vice President, Chief March 28, 1997
 ---------------------------- Operating Officer (Principal Financial
 Joseph C. Chan              and Accounting Officer) and Secretary

     /s/ EARL M. BALDWIN     Director                                  March 28, 1997
 ----------------------------
 Earl M. Baldwin

       /s/ JOHN J. GISI      Director                                  March 28, 1997
 ----------------------------
 John J. Gisi

     /s/ RAYMOND L. HORN     Director                                  March 28, 1997
 ----------------------------
        Raymond L. Horn

    /s/ FREDERICK C. MOOR    Director                                  March 28, 1997
 ----------------------------
 Frederick C. Moor

                           ASR INVESTMENTS CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                                         PAGE
                                                                                         -----
Independent Auditors' Report .............................................................F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995 .............................F-3
Consolidated Statements of Operations for the years ended December 31, 1996,
 1995 and 1994 ...........................................................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
 1995 and 1994 ...........................................................................F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
 1995 and 1994 ...........................................................................F-6
Notes to Consolidated Financial Statements ...............................................F-7
Schedule III--Real Estate and Accumulated Depreciation ...................................F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ASR Investments Corporation.

   We  have  audited  the  accompanying   consolidated  balance  sheets  of  ASR
Investments Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, which considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Tucson, Arizona
March 18, 1997

                           ASR INVESTMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)



                                                             1996        1995
                                                         ----------- -----------
ASSETS
 Real estate investments
  Apartments, net of depreciation .........................$  70,506  $  71,338
  Investments in joint ventures ...........................    2,811      3,043
  Construction in progress ................................   14,694
  Land held for development ...............................      925      3,928
  Other real estate .......................................    1,022      1,201
                                                           ---------  ---------
       Total real estate investments .....................    89,958     79,510
 Mortgage assets .........................................     5,039     11,877
 Cash ....................................................     2,403      2,421
 Other assets ............................................       396        361
                                                          ----------  ---------
       Total assets ......................................$   97,796  $  94,169
                                                          ==========  =========

LIABILITIES
 Real estate notes payable ...............................$   49,110  $  49,212
 Short-term borrowing ....................................     2,014      4,495
 Construction costs payable ..............................     1,581
 Other liabilities .......................................     4,989      3,067
                                                          ----------  ---------
       Total liabilities .................................    57,694     56,774
                                                          ----------  ---------
COMMITTMENTS AND CONTINGENCIES (NOTE 2, 3 AND 4)
STOCKHOLDERS' EQUITY
 Common Stock, par value $.01 per share, 40,000,000               33         33
  shares authorized; 3,307,892 and 3,303,226 shares
  issued .................................................
 Additional paid in capital ..............................   155,964    155,822
 Deficit .................................................  (112,964)  (115,497)
 Stock note receivable ...................................      (385)      (652)
 Treasury stock -- 160,742 and 148,731 shares  ...........    (2,546)    (2,311)
                                                          ----------  ---------
       Total stockholders' equity ........................    40,102     37,395
                                                          ----------  ---------
       Total liabilities and stockholders' equity ........$   97,796  $  94,169
                                                          ==========  =========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         1996      1995      1994
                                                      --------- --------- ---------
REAL ESTATE OPERATIONS
 Rental and other income .............................$14,581   $14,034   $12,528
                                                      --------- --------- ---------
 Operating and maintenance expenses ..................  5,404     5,259     4,255
 Real estate taxes and insurance .....................  1,451     1,460     1,242
 Interest expense on real estate mortgages ...........  4,348     4,387     3,941
 Depreciation and amortization .......................  2,819     2,692     1,995
                                                      --------- --------- ---------
          Total operating expenses ................... 14,022    13,798    11,433
                                                      --------- --------- ---------
  Income from real estate ............................    559       236     1,095
                                                      --------- --------- ---------

MORTGAGE ASSETS (NOTE 4)
  Prospective yield income ...........................  2,630     3,884     6,433
  Income from redemptions and sales ..................  9,461     5,302     4,263
  Interest expense ...................................   (181)     (347)   (2,596)
                                                      --------- --------- ---------
  Income from mortgage assets ........................ 11,910     8,839     8,100
                                                      --------- --------- ---------

INCOME BEFORE ADMINISTRATIVE EXPENSES AND OTHER
 INCOME (EXPENSE) .................................... 12,469     9,075     9,195
  Administrative expenses (Note 8) ................... (3,203)   (2,983)   (2,216)
  Other income (expense), net ........................   (425)      462       723
                                                      --------- --------- ---------
NET INCOME ...........................................$ 8,841   $ 6,554   $ 7,702
                                                      ========= ========= =========

NET INCOME PER SHARE OF COMMON STOCK AND COMMON STOCK
 EQUIVALENTS .........................................$  2.80   $  2.09   $  2.48
                                                      ========= ========= =========
AVERAGE SHARES OF COMMON STOCK AND COMMON STOCK
 EQUIVALENTS .........................................  3,153     3,141     3,100
                                                      ========= ========= =========
DIVIDENDS DECLARED PER SHARE .........................$  2.00   $  2.00   $  0.50
                                                      ========= ========= =========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                    1996      1995       1994
                                                ---------- --------- ----------
OPERATING ACTIVITIES
Net income .....................................$  8,841   $ 6,554   $  7,702
Principal noncash charges (credits)
  Depreciation and amortization ................   3,271     3,028      2,083
  Reversal of yield maintenance accrual  .......            (2,420)
  Increase in accrual ..........................     856       705        324
                                                ---------- --------- ----------
Cash Provided By Operations ....................  12,968     7,867     10,109
                                                ---------- --------- ----------

INVESTING ACTIVITIES
Investment in apartments .......................  (2,142)   (7,644)   (67,247)
Investment in joint ventures ...................     (65)   (1,895)    (1,364)
Construction expenditures ...................... (11,753)
Purchase of land for development ...............            (3,928)
Other real estate assets .......................     179     3,985     (1,331)
Reduction in mortgage assets ...................   6,838     7,088     18,916
Decrease in other assets .......................      27       234      1,330
                                                ---------- --------- ----------
Cash Used In Investing Activities ..............  (6,916)   (2,160)   (49,696)
                                                ---------- --------- ----------

FINANCING ACTIVITIES
Issuance of real estate notes payable  .........             6,895     52,178
Payment of loan costs ..........................                       (1,342)
Proceeds from construction loan ................     255
Repayment of notes payable
  Real estate notes ............................    (357)   (7,955)    (1,485)
  Notes secured by mortgage assets .............            (4,002)   (15,640)
Short-term borrowing ...........................  (2,481)    4,495
Construction costs payable .....................   1,581
Stock issuance .................................      85        45
Payment of dividends ...........................  (6,308)   (6,304)    (1,550)
Increase (decrease) in other liabilities  ......   1,155      (589)     1,148
                                                ---------- --------- ----------
Cash (Used In) Provided by Financing Activities   (6,070)   (7,415)    33,309
                                                ---------- --------- ----------

CASH
  (Decrease) during the period .................     (18)   (1,708)    (6,278)
  Balance -- beginning of period ...............   2,421     4,129     10,407
                                              ---------- --------- ----------
  Balance -- end of period .....................$  2,403   $ 2,421   $  4,129
                                                ========== ========= ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Interest Paid ..................................$  4,525   $ 5,033   $  7,367
                                                ========== ========= ==========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                          COMMON
                                                  ADDITIONAL                             STOCK IN
                              NUMBER OF    PAR     PAID-IN                    NOTES      TREASURY-
                               SHARES     VALUE    CAPITAL      DEFICIT     RECEIVABLE    AT COST     TOTAL
                            ----------- ------- ------------ ------------ ------------ ----------- ---------
Balance, January 1, 1994  ..  3,249       $32     $155,126     ($121,899)                ($ 2,311)   $30,948
Net income .................                                       7,702                               7,702
Dividends declared .........                                      (1,550)                             (1,550)
                            ----------- ------- ------------ ------------ ------------ ----------- ---------
Balance, December 31, 1994    3,249        32      155,126      (115,747)                  (2,311)    37,100
Net income .................                                       6,554                               6,554
Dividends declared .........                                      (6,304)                             (6,304)
Stock issuance .............     54         1          696                  ($ 652)                       45
                            ----------- ------- ------------ ------------ ------------ ----------- ---------
Balance, December 31, 1995    3,303        33      155,822      (115,497)     (652)        (2,311)    37,395
NET INCOME .................                                       8,841                               8,841
DIVIDENDS DECLARED .........                                      (6,308)                             (6,308)
STOCK ISSUANCE (REPURCHASE)       5                     53                     267           (235)        85
OTHER ......................                            89                                                89
                            ----------- ------- ------------ ------------ ------------ ----------- ---------
BALANCE, DECEMBER 31, 1996    3,308       $33     $155,964     ($112,964)   ($ 385)      ($ 2,546)   $40,102
                            =========== ======= ============ ============ ============ =========== =========

See Notes to Consolidated Financial Statements.

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS -- ASR Investments Corporation (the Company) is a real estate investment trust engaged in the acquisition and operation of apartment communities in the Southwestern United States. At December 31, 1996, the Company owned 25 apartment communities (including six owned through joint ventures) located in Arizona, Texas and New Mexico. In addition, the Company continues to hold mortgage assets and use the cash flows for apartment acquisitions, operations, payment of dividends and other corporate purposes.

   PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted on the equity method as the Company does not own a controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

   COMMON STOCK -- On July 7, 1995, the Company effected a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the consolidated financial statements reflect the reverse stock split and the number of common stock issued and the per share amounts have been adjusted for the reverse stock split for all years.

   REAL ESTATE ASSETS AND DEPRECIATION -- Real estate is recorded at cost. Depreciation is computed on a declining balance basis over the estimated remaining useful lives of the assets, which are 27 1/2 years for buildings and improvements and 7 years for furniture, fixture and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements that improve or extend the useful life of the asset are capitalized.

   REVENUE RECOGNITION -- Rental income is recorded when due from tenants and is recognized monthly as it is earned, which is generally on a straight line basis.

   DEFERRED LOAN COSTS -- Deferred loan costs are amortized using the interest method over the terms of the related debt.

   MORTGAGE ASSETS -- The Company owns mortgage interests which entitle it to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financings which they secure. The Company also has the right to cause the early redemption of the structured financings under specified limited conditions; in such event, the mortgage instruments are sold and the net proceeds after the redemption of the structured financing are remitted to the Company. Redemption transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuates significantly between periods.

   Presentation and Income Recognition. Mortgage assets are stated at their net investment amounts. Income is recognized using the prospective yield method prescribed by EITF 89-4. Under this method, an effective yield is calculated at the beginning of an accounting period using the then net carrying value of the asset and the estimated future net cash flow assuming no early redemption. The estimated future net cash flow is calculated using variable interest rates and current projected mortgage prepayment rates for the underlying mortgages. The calculated yield is used to accrue income for the accounting period. Actual cash flow received is first applied to the accrued income and any remaining amount is used to reduce the carrying value of the asset. Income from early redemption is recognized when the transaction is completed.

   INCOME TAXES -- The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute to its stockholders at least 95% of the higher of (i) its annual taxable income after the use of net operating loss carryforward or (ii) its annual excess inclusion income. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


   EARNINGS PER SHARE -- Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the year.

   USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect some of the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   STOCK COMPENSATION -- In October 1995, the Financial Accounting Standards Board issued FASB No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to adopt a new accounting method for stock-based compensation awards. Companies that do not adopt the new accounting method are required to provide the disclosures required by the Statement for any awards made in 1995 and after. After December 15, 1994, the Company has not made any awards that would have been treated differently in the determination of net income under FASB No. 123 and accordingly, pro forma presentation is not required.


   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS -- The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoveable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying amount of the asset, an impairment loss must be recorded for the difference between the carrying amount and the fair value. SFAS No. 121 had no impact on the Company's consolidated financial statements.

   NEW ACCOUNTING STANDARD -- In June 1996, the Financial Accounting Standards Board issued FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which requires an entity to recognize the financial and servicing assets it controls and liabilities it has incurred and to derecognize when controls has been surrendered in accordance with the criteria provided in the Statements. The new statement is applicable prospectively to transactions occurring after 1996. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the financial statements.

   RECLASSIFICATION -- Certain reclassifications have been made to conform the prior years with the current year presentation.

2. REAL ESTATE INVESTMENTS

WHOLLY OWNED APARTMENTS

   In January 1994, the Company acquired its initial portfolio of seventeen apartment communities (2,461 units) located in Tucson, Arizona, Houston, Texas, and Albuquerque, New Mexico. In February 1995, the Company acquired a 222-unit apartment community in Mesa, Arizona. At December 31, 1996 and 1995, investment in apartments consisted of the following (in thousands):



                                           1996      1995
                                        --------- ---------

Land ...................................$15,514   $15,514
Building and improvements .............. 58,476    57,214
Accumulated depreciation ............... (7,504)   (4,687)
Restricted cash and deferred loan fees    4,020     3,297
                                        --------- ---------
Apartments, net ........................$70,506   $71,338
                                        ========= =========

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


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

CONDENSED COMBINED BALANCE SHEETS



                                              DECEMBER 31,
                                          -------------------
                                             1996      1995
                                          --------- ---------

Real estate, at cost net of depreciation  $53,590   $54,489
Cash and other assets ....................  1,693     2,133
                                          --------- ---------
  Total Assets ...........................$55,283   $56,622
                                          ========= =========
Notes payable ............................$35,833   $35,754
Other liabilities ........................    731       575
                                          --------- ---------
  Total Liabilities ...................... 36,564    36,329
                                          --------- ---------
Equity
  The Company ............................  2,811     3,043
Joint Venture Partner .................... 15,908    17,250
                                          --------- ---------
Total Equity ............................. 18,719    20,293
                                          --------- ---------
Total Liabilities and Equity .............$55,283   $56,622
                                          ========= =========


CONDENSED COMBINED STATEMENT OF OPERATIONS



                            YEARS ENDED DECEMBER 31,
                         ----------------------------
                            1996      1995      1994
                         --------- --------- --------

Revenues ................$ 9,138   $ 7,014   $1,263
Operating expenses ...... (3,688)   (3,110)    (551)
Interest expense ........ (2,879)   (2,338)    (373)
Depreciation ............ (1,979)   (1,437)    (283)
                         --------- --------- --------
Net Income ..............$   592   $   129   $   56
                         ========= ========= ========
Allocation of Net Income
  The Company ...........$    89   $    19   $    9
Joint Venture Partner  ..$   503   $   110   $   47


   In November 1996, the partner in the six joint ventures initiated the "buy-sell" provision in the joint venture agreements. The Company elected to acquire the 85% interest in one joint venture from its partner and to sell to its partner the Company's 15% interest in the other five joint ventures. The purchase would increase the Company's investment in wholly owned apartments by approximately $25,500,000 and real estate notes payable by $19,000,000. The sale of the interests in the five joint ventures would result in net proceeds of approximately $2,000,000 and would not have a significant impact on income. The transactions are scheduled to be completed in April 1997.


CONSTRUCTION IN PROGRESS

   In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments in Tempe, Arizona. The total cost is estimated be approximately $21,000,000. As of December 31, 1996, the Company had invested $14,694,000 of its own cash and began the lease up phase in

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


December 1996. The Company has obtained a $15,350,000 construction loan of which $255,000 was outstanding at December 31, 1996. In February 1997, the Company received funding of $9,860,000 from the loan.

   Operating income from apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy, the local housing market and the supply of and demand for new apartment communities.

3. PENDING ACQUISITION

   In November 1996, the Company entered into an agreement to acquire up to 13 apartment communities and one office building as well as the related property management company. The apartment communities contain a total of 2,260 units and the office building totals approximately 73,000 square feet. The Company will pay up to $3,100,000 in cash, issue approximately 1,623,000 shares of common stock and assume or refinance existing first mortgage loans of approximately $49.3 million. The Company will also issue approximately 70,300 shares of common stock for the property management company and the owner of the management company will become an executive officer and appointed to the Board of Directors of the Company.

   Of the 13 apartment communities, six (937 units) are located in Houston, Texas, five (989 units) are located in Dallas, Texas and two (334 units) are located in Pullman, Washington. The office building is located in Seattle, Washington.

   As a part of the above transaction, the Company also concurrently entered into an agreement to acquire the entire ownership interests of Pima Mortgage L.P. (the "Manager") and Pima Realty Advisors, Inc. (the "Property Manager") for 262,000 shares of common stock. As a result of the acquisition, the Company will become a self-administered and self-managed REIT. The owners of the Manager will continue to be executive officers and members of the Board of Directors of the Company. See Note 8 for information on the current arrangement with the Manager and the Property Manager.

   The sellers have approved the sale subject to ASR obtaining the approval of its stockholders. The issuance of ASR common stock for the transaction and the acquisition of the Manager and Property Manager are subject to approval by the stockholders of the Company. The Company has distributed proxy materials for a special meeting of the stockholders to be held in April 1997. Assuming the stockholders approve the transaction, closing is anticipated to occur soon thereafter.

4. MORTGAGE ASSETS

INCOME

   For 1996 and 1995, the average carrying value of the mortgage assets was $8,118,000 and $14,827,000, respectively, and the average prospective yield was 35% and 28%, respectively. At December 31, 1996 and 1995, the prospective yield was 38% and 29%.

   During 1996, the Company sold or exercised its redemption rights on nine mortgage assets for net proceeds of $13,625,000 and income of $9,461,000. During 1995, the Company exercised its redemption rights on five mortgage assets for net proceeds of $6,348,000 and income of $2,882,000. Using proceeds from one of the redemptions, in 1995, the Company prepaid its notes payable secured by mortgage assets and recorded income of $2,420,000 for the reversal of the excess yield maintenance accrual on such notes payable. The income was included in the 1995 income from redemptions and sales of mortgage assets. During 1994, the Company exercised its redemption rights on four mortgage assets for net proceeds of $11,227,000 and income of $4,263,000. In January 1997, the Company exercised the redemption rights on three mortgage assets and realized total net proceeds of $6,800,000 and income of $5,320,000.

   The cash flows and prospective yield income are affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduce the

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


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

HEDGING TRANSACTIONS

   In 1992, the Company executed short sales of Eurodollar Futures Contracts on the International Monetary Market exchange to hedge against the interest rate impact on mortgage asset cash flows in 1995. The effect of the Futures Contracts was to "fix" the interest rate on $190,000,000 of the structured financing at approximately 6.75% for 1995. In 1994, the Company closed out its Futures Contract position and realized a gain of $1,152,000 which was recorded as a reduction in the carrying value of the mortgage assets. Because of (1) the decline in importance of mortgage assets as a result of the Company's emphasis on investments in apartments and (2) the decline in the amount of variable rate structured financing underlying the mortgage assets, the Company no longer plans to invest in similar hedging transactions and had no such investments at December 31, 1996 and 1995.

5. NOTES PAYABLE

REAL ESTATE NOTES PAYABLE

   The apartment communities acquired in January 1994 were financed by first mortgage loans totaling $45,700,000 and seller carryback notes of $6,500,000. The first mortgage loans are nonrecourse and non-cross collateralized. They generally have a ten year term and bear fixed interest rates ranging from 8.5% to 10.1%, with a weighted average fixed rate of 8.6% at December 31, 1996 and 1995. The wholly owned 222-unit community in Mesa, Arizona, which was purchased in February 1995, was financed by a $3,770,000 first mortgage loan bearing interest at 225 basis points over three-month LIBOR. In July 1996, the loan was refinanced by a $3,800,000 first mortgage loan bearing 8.05% interest rate and a ten year term. Amortization of deferred loan costs was $155,000, $120,000 and $88,000 for 1996, 1995 and 1994.

   The seller carryback notes were unsecured, bore a fixed interest rate of 7.5% and were to be amortized over a three-year period ending February 1, 1997 with monthly principal and interest payments of $202,000. As provided for by the note agreements, the Company repaid the notes in 1995 at a discount of $311,000 which was recorded as a credit to income.

   The scheduled maturities of the real estate notes payable are as follows (in thousands):

                              1997 ........$2,646
                              1998 ........   513
                              1999 ........   558
                              2000 ........   608
                              2001 ........   661
                              2002-2006 .. 44,124
                                          -------
                                 Total ...$49,110
                                          =======

   As discussed in Note 2, the Company has obtained a $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bears interest at 1% per annum above the bank's prime rate. The interest rate at December 31, 1996 was 9.25%. At December 31, 1996, the amount outstanding was $255,000 and is included in the real estate notes payable amount on the financial statements. In February 1997, the Company received funding of $9,860,000 from the loan.

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


   SHORT-TERM BORROWING -- At December 31, 1996 and 1995, the Company had short-term borrowing of $2,014,000 and $4,495,000. These borrowings were secured by mortgage assets with a total carrying value of $3,084,000 and $6,639,000, respectively. The interest rate averaged 6.35% and 6.55% during 1995 and 1996 and was at 6.88% and 6.69% at December 31, 1996 and 1995.

6. STOCK OPTIONS

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

   In addition, in connection with the renewal of the management agreement for 1994, the Company and the Manager agreed to eliminate the incentive management fee provision and the Company granted to the partners of the Manager non-qualified options to purchase 309,800 shares of common stock and 90,200 shares of stock appreciation rights ("SARs") with an exercise price of $8.60 per share. The exercise price was 10% above the closing market price of the common stock on the grant date. The holders will also receive payments equal to the product of the per share dividend amount times the number of options and SARs outstanding. Upon exercise of the options, the Company can elect to distribute cash in lieu of shares. The options and SARs will expire in December 1998. As of December 31, 1996, all of the options and SARs are exercisable and none of them have been exercised. In February 1997, two partners of the Manager exercised their share of SARs (30,067 per partner) and the Company paid approximately $881,000 in total for the excess of the market price over the exercise price.

   In 1995, certain holders exercised options to purchase 50,496 shares by giving full recourse notes totaling $652,000 to the Company. In 1996, one holder exercised additional options of 2,667 shares by giving a full recourse note totaling $30,000 to the Company. The notes are secured by the shares of common stock issued and bear interest at the prime rate plus 1%. The notes are due on December 31, 1998 and can be repaid by giving the Company shares of common stock owned by the optionholders based on the then market price on the common stock. During 1996, two optionholders paid off their notes of $297,000 using 12,011 of common stock and cash of $61,842. Notes outstanding at December 31, 1996 totaled $385,000.

   During 1996, the Company granted to three employees 165,000 SARs that expire December 16, 1998, in lieu of a salary or bonus compensation plan. The employee receives payments equal to the product of the per share dividend amount times the number of SARs outstanding. At December 31, 1996, 165,000 stock appreciation rights were outstanding under this compensation plan. During 1996, as a result of the increase in the Company's common stock price, the Company recorded an accrual for the SARs of approximately $750,000 which is included in administration expenses. In February 1997, the three employees exercised 71,666 shares of the SARs and repaid Company advances of $92,000.

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


   Information on all stock options and stock appreciation rights granted is summarized below:



                                                                     WEIGHTED
                                        NUMBER OF   OPTION PRICE     AVERAGE
                                         SHARES      PER SHARE    EXERCISE PRICE
                                      ----------- --------------- --------------

Stock Options:
Outstanding at December 31, 1994  .......412,240     $ 8.13-$20.90   $10.02
Options exercised .......................(54,496)    $11.25-$13.13   $12.80
                                         -------
Outstanding at December 31, 1995  .......357,744     $ 8.13-$20.90   $ 9.60
Options exercised ....................... (4,666)    $11.25          $11.25
                                         -------
Outstanding and exercisable at
 December 31, 1996 ......................353,078     $ 8.13-$20.90   $ 9.60
                                         =======
Options at December 31, 1996 consisted
 of the following:
  1991 options granted .................. 24,420     $20.00-$20.90   $20.07
  1990, 1992-1994 options granted  ......328,658     $ 8.13-$13.13   $ 8.80
                                         -------
Outstanding at December, 31 1996  .......353,078     $ 8.13-$20.90   $ 9.60
                                         -------
Stock Appreciation Rights:
Outstanding at December 31, 1994  ....... 90,200     $ 8.60          $ 8.60
SARs granted ............................      0
                                         -------
Outstanding at December 31, 1995  ....... 90,200     $ 8.60          $ 8.60
SARs granted ............................165,000     $16.50-$16.63   $16.55
                                         -------
Outstanding at December 31, 1996  .......255,200     $ 8.60-$16.50   $13.74
                                         =======
SARs exercisable at December 31, 1996  ..200,200     $ 8.60-$16.50   $ 9.91
                                         =======


   At December 31, 1996, the weighted average contractual life of the above stock options and stock appreciation rights was 2.4 and 2.0 years, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

BASIS OF ESTIMATES

   Mortgage Assets. The fair value of mortgage assets is generally dependent on interest rate and other economic factors, including (1) the characteristics of the asset, (2) estimates of future cash flows and (3) the discount rate used to calculate the present value of the cash flows. The market for the Company's mortgage assets is very illiquid and traded prices are determined on a privately negotiated basis. Thus, except for three mortgage assets on which the Company has exercised the redemption rights in January 1997 for total net gains of $5,320,000, the Company uses their carrying values as the estimated fair values.

   Management believes, however, that it is meaningful to provide the following present value of the estimated cash flows using the interest rates and mortgage prepayment rates as of December 31, 1996. The estimates without redemptions assume that the mortgage assets are held until the stated maturity (with the exception of the three mortgage assets on which the Company exercised the redemption rights in

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


January 1997 for net gains of approximately $5,320,000). The estimates with redemptions assume that the Company would exercise the redemption rights at the earliest dates and sell the mortgage instruments at the estimated market prices as of December 31, 1996. (Dollars in thousands.)


DISCOUNT           WITHOUT        WITH
  RATE           REDEMPTIONS   REDEMPTIONS
  ----          ------------- -------------

  10%   .......   $ 13,657      $ 26,938
  20%   .......     10,757        19,151
  40%   .......     10,074        16,703
  50%   .......      9,558        14,861



   Real Estate Notes Payable. The Company has used the carrying value of real estate notes payable as their fair value. At December 31, 1996, the interest rates on the Company's notes payable approximated the market rates for debt instruments with similar terms and maturities.

   Short-term borrowing. The Company has used the carrying value of short-term borrowing as its fair value as the interest rates are adjusted monthly and the maturity terms are less than one year.

ESTIMATED FAIR VALUES (in thousands):



                             CARRYING   ESTIMATED
                              AMOUNT    FAIR VALUE
                           ---------- ------------

Mortgage assets ...........$  5,039     $ 10,359
Real estate notes payable    49,110       49,110
Short-term borrowing  .....   2,014        2,014


8. RELATED PARTY TRANSACTIONS

   Subject to the supervision of the Company's Board of Directors, Pima Mortgage Limited Partnership (the "Manager") manages the day-to-day operations of the Company pursuant to a management agreement which has a current term through December 31, 1997. Pursuant to the agreement, the Manager receives a base management fee of 3/8 of 1% per annum of the Company's average invested assets before deduction for reserves and depreciation. The management fees for 1996, 1995 and 1994 were $386,000, $374,000 and $544,000, respectively.

   Under the agreement, the Manager must reimburse the Company for any management fees received for the year to the extent that the operating expenses (as defined) for the year exceed the greater of 2% of the Company's average invested assets or 25% of its net income (as defined), unless the unaffiliated directors determine that a higher level of expenses is justified for such year. There were no such excess operating expenses in 1996, 1995 and 1994. Additionally, if the agreement is terminated without cause (as defined) or not renewed on terms as favorable to the Manager, the Manager will be entitled to receive the management fees relating to the invested assets purchased prior to the termination date, for a three-year period as if the agreement had remained in effect.

   Under the agreement, the Manager also performs certain analyses and other services in connection with the administration of structured financing related to the Company's mortgage assets. For such services, the Company paid the Manager $193,000 for 1996, $216,000 for 1995, and $247,500 for 1994.

   As discussed in Note 6, the Company and the Manager agreed to eliminate the incentive fee provision in the management agreement beginning with 1994. The Company granted to the owners of the Manager options and stock appreciation rights ("SARs") that provide for dividend equivalent payments based on the per share amounts of dividends paid on the common stock. In 1996, 1995 and 1994, the dividend equivalent payments were $800,000, $800,000 and $200,000 which are included in administrative

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


expenses. As a result of the increase in the common stock price, the Company recorded an accrual for the SARs of $101,000 in 1996, $705,000 in 1995 and $324,000 in 1994, which amounts are included in administrative expenses.

   The Company has entered into a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment properties. Under the property management agreements, the Property Manager provides the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs are allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for 1996, 1995 and 1994 were $466,000, $417,000 and $184,000 respectively (net of an allocated credit of $246,000 applicable only in 1994), which were equal to approximately 3.2%, 3.0% and 1.4% of rental and other income.

   As discussed in Note 3, the Company has entered into an agreement to acquire the entire ownership interest of the Manager and the Property Manager for 262,000 shares of common stock. As a result of the acquisition, the Company will become a self-administered and self-managed REIT. The owners of the Manager would continue to be executive officers and members of the Board of Directors of the Company.

9. TAXABLE INCOME (LOSS)

   As of December 31, 1996, the Company had an estimated net operating loss ("NOL") carryforward of $75,904,000 which can be used to offset taxable income other than excess inclusion income through 2009 (1999 for state taxes). The 1996, 1995 and 1994 dividends consist of the following:



                              1996      1995      1994
                           --------- --------- ---------

Ordinary Income ...........   8.5%      14.5%     90.0%
Long Term Capital Gain  ...  69.0%       --        --
Return of Capital .........  22.5%      85.5%     10.0%


   In 1996, 1995, and 1994, the Company had excess inclusion income from the residual interest in certain real estate mortgage investment conduits ("REMICs") which cannot be used to offset operating losses (including NOL carryforward) and deductions from other sources. Under the current tax law for REITs, excess inclusion income is required to be distributed as dividends. Substantially, all of the ordinary income for these years is excess inclusion income.

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

   Taxable income for 1996 is subject to change when the Company prepares and files its income tax returns. The taxable income amounts also are subject to adjustments, if any, resulting from audits of the Company's tax returns by the Internal Revenue Service.
                                      F-15

                          ASR INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


10. QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands Except Per Share Amounts)



                               NET INCOME
                 TOTAL   ---------------------   DIVIDEND
                 INCOME    AMOUNT   PER SHARE   PER SHARE
               --------- --------- ----------- -----------

1996
----
First ..........$6,429   $ 2,340   $  .74      $ 0.50
Second ......... 7,529     3,326     1.05        0.50
Third .......... 7,129     2,092      .66        0.50
Fourth ......... 5,585     1,083      .35        0.50

1995
----
First ..........$7,983   $ 3,359   $ 1.08      $ 0.50
Second ......... 6,410     2,015     0.65        0.50
Third .......... 4,798       570     0.18        0.50
Fourth ......... 4,491       610     0.18        0.50

1994
----
First ..........$5,263   $ 1,218   $ 0.56      $   --
Second ......... 7,369     2,698     0.85          --
Third .......... 6,228     2,074     0.65          --
Fourth ......... 5,087     1,712     0.55        0.50

                           ASR INVESTMENTS CORPORATION
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                              INITIAL COST TO COMPANY         GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996(A)
                                              -----------------------         -----------------------------------------------------
                                                                      COST
                                                         BUILDING   CAPITALIZED          BUILDING               DEPRECIABLE
                            YEAR                           AND     SUBSEQUENT TO           AND       ACCUMULATED   LIVES
APARTMENT PROPERTY        BUILT(B) ENCUMBRANCES  LAND  IMPROVEMENTS ACQUISITION   LAND  IMPROVEMENTS DEPRECIATION  YEARS(C)
------------------        -------- ------------  ----  -----------  -----------   ----  ------------ ------------  --------

TUCSON, ARIZONA
ACACIA HILLS ...........     1986   $ 1,018     $   255   $ 1,089     $   77      $   255   $ 1,166     $  156      27.5
CASA DEL NORTE .........     1984     1,363         386     1,453        139          386     1,592        220      27.5
DESERT SPRINGS .........     1985     4,568       1,115     4,754        311        1,115     5,065        665      27.5
LANDMARK ...............     1986     3,015         409     4,138        451          409     4,589        583      27.5
PARK TERRACE ...........     1986     2,675         316     3,191        258          316     3,449        468      27.5
PARK VILLAGE ...........     1985       583          92       672         89           92       761        114      27.5
POSADA DEL RIO .........     1980     1,588         534     3,022        137          534     3,159        426      27.5
SOUTH POINT ............     1984     1,845         291     2,135        174          291     2,309        327      27.5
                                    -------     -------   -------     ------      -------   -------     ------
 TOTAL TUCSON ..........             16,655       3,398    20,454      1,636        3,398    22,090      2,959
                                    -------     -------   -------     ------      -------   -------     ------
PHOENIX, ARIZONA
CONTEMPO HEIGHTS .......     1978     3,805       1,833     4,523        171        1,833     4,694        384      27.5
FINISTERRA .............1996-1997     255(D)
                                    -------     -------   -------     ------      -------   -------     ------
 TOTAL PHOENIX .........              4,060       1,833     4,523        171        1,833     4,694        384
                                    -------     -------   -------     ------      -------   -------     ------
HOUSTON, TEXAS
CLEAR LAKE FALLS .......     1980     3,099         867     3,261        292          867     3,553        454      27.5
THE GALLERY ............     1968     1,627         732     1,196        811          732     2,007        259      27.5
MEMORIAL BEND ..........     1967     1,906       1,187     1,287        405        1,187     1,692        253      27.5
NANTUCKET SQUARE II  ...     1983     2,730         686     2,925        308          686     3,233        415      27.5
PRESTONWOOD ............     1978     2,446         761     2,696        422          761     3,118        450      27.5
RIVIERA PINES ..........     1979     3,239       1,025     3,073        875        1,025     3,948        495      27.5
                                    -------     -------   -------     ------      -------   -------     ------
 TOTAL HOUSTON .........             15,047       5,258    14,438      3,113        5,258    17,551      2,326
                                    -------     -------   -------     ------      -------   -------     ------
ALBUQUERQUE, NEW MEXICO
DORADO HEIGHTS .........     1986     5,164       2,700     4,224        484        2,700     4,708        563      27.5
VILLA SERENA ...........     1986     2,656         883     2,647        238          883     2,885        382      27.5
WHISPERING SANDS .......     1986     5,528       1,442     6,149        399        1,442     6,548        890      27.5
                                    -------     -------   -------     ------      -------   -------     ------
 TOTAL ALBUQUERQUE .....             13,348       5,025    13,020      1,121        5,025    14,141      1,835
                                    -------     -------   -------     ------      -------   -------     ------
  TOTAL ................            $49,110     $15,514   $52,435     $6,041      $15,514   $58,476     $7,504
                                    =======     =======   =======     ======      =======   =======     ======
-----------------

(a) The aggregate cost of real estate investments for federal income tax purposes is approximately $66,483 at December 31, 1996.

(b) Except for Contempo Heights, which was acquired in 1995, and Finisterra, which is currently under construction, all of the above apartment properties were acquired in 1994.

(c) Building and improvements are depreciated using 27.5 years while furniture and fixtures are depreciated using 7 years.

(d) Encumbrances  incurred as of December 31, 1996 on the  construction of Finisterra  Apartments,  which began leasing in December
    1996.

                           ASR INVESTMENTS CORPORATION
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

   A  summary  of  activity  for  real  estate   investments   and   accumulated
depreciation is as follows:



                                 1996       1995
                              --------- ----------

Real Estate Investments:

  Balance, beginning of
 year .....................     $72,728   $64,264
Acquisitions ..............           0     6,358
Improvements ..............       1,269     2,106
Dispositions and other  ...          (7)        0
                                -------   -------
  Balance, end of year  ...     $73,990   $72,728
                                =======   =======

Accumulated Depreciation:

  Balance, beginning of
 year .....................     $ 4,687   $ 1,995
Depreciation ..............       2,819     2,692
Dispositions and other  ...          (2)        0
                                -------   -------
  Balance, end of year  ...     $ 7,504   $ 4,687
                                =======   =======
                                      F-18