Form 10-Q
period 1997-03-31
ASR INVESTMENTS CORP
filed 1997-05-14
CIK 817383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended: March 31, 1997 Commission File Number: 1-9646
                          ---------------

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

                      X   Yes         No
                     ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  (par value  $.01)  outstanding  as of May 9, 1997 were  4,437,419 shares.

                           ASR INVESTMENTS CORPORATION
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                             (Dollars in Thousands)

                                                                                 1997         1996
                                                                               ---------    ---------
                                                                             (Unaudited)
Assets
     Real estate investments
        Apartments, net of depreciation                                        $  74,855    $  70,506
        Investments in joint ventures                                              2,788        2,811
        Construction in progress                                                  18,528       14,694
        Land held for development                                                    925          925
        Other real estate                                                          1,617        1,022
                                                                               ---------    ---------
           Total real estate investments                                          98,713       89,958
     Mortgage assets                                                               3,270        5,039
     Cash                                                                         10,781        2,403
     Other assets                                                                  1,269          396
                                                                               ---------    ---------
            Total assets                                                       $ 114,033    $  97,796
                                                                               =========    =========

Liabilities
     Real estate notes payable                                                 $  52,477    $  48,855
     Construction loan payable                                                    10,224          255
     Short-term borrowing                                                            500        2,014
     Construction costs payable                                                    1,070        1,581
     Other liabilities                                                             4,665        4,989
                                                                               ---------    ---------
            Total  liabilities                                                    68,936       57,694
                                                                               ---------    ---------

Committments and Contingencies

Stockholders' Equity
     Common Stock, par value $.01 per share, 40,000,000 shares
     authorized; 3,394,392 and 3,307,892 shares issued                                34           33
     Additional paid in capital                                                  157,496      155,875
     Deficit                                                                    (109,502)    (112,875)
     Stock notes receivable                                                         (385)        (385)
     Treasury stock - 160,742 shares                                              (2,546)      (2,546)
                                                                               ---------    ---------
             Total  stockholders'  equity                                         45,097       40,102
                                                                               ---------    ---------
        Total  liabilities  and  stockholders'  equity                         $ 114,033    $  97,796
                                                                               =========    =========

See Notes to Consolidated Financial Statements.

                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Operations
                 For the Quarters Ended March 31, 1997 and 1996
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                    1997       1996
                                                 -------    -------
Real  Estate  Operations
     Rental and other income                     $ 3,702    $ 3,642
                                                 -------    -------
     Operating and maintenance expenses            1,343      1,254
     Real estate taxes and insurance                 341        360
     Interest expense on real estate mortgages     1,123      1,082
     Depreciation and amortization                   680        680
                                                 -------    -------
       Total  operating  expenses                  3,487      3,376
                                                 -------    -------
     Income from  real  estate                       215        266
                                                 -------    -------

Mortgage  Assets
     Prospective yield  income                       330        770
     Income from redemptions and sales             5,338      1,977
     Interest expense                                (17)       (75)
                                                 -------    -------
     Income from mortgage assets                   5,651      2,672
                                                 -------    -------

 Income Before Administrative Expenses
   and Other Income (Expense)                      5,866      2,938
     Administrative expenses                      (1,107)      (638)
     Other income (expense), net                     187         40
                                                 -------    -------
Net Income                                       $ 4,946    $ 2,340
                                                 =======    =======

Net  Income  Per  Share of Common
     Stock and Common Stock Equivalents          $  1.52    $  0.74
                                                 =======    =======
Average  Shares of Common Stock and
     Common Stock Equivalents                      3,159      3,154
                                                 =======    =======

Dividends  Declared  Per  Share                  $  0.50    $  0.50
                                                 =======    =======

     See  Notes  to  Consolidated  Financial  Statements.

                          ASR INVESTMENTS CORPORATION
               Consolidated Statements of Cash Flows - Unaudited
                 For the Quarters Ended March 31, 1997 and 1996
                                 (In Thousands)

                                                         1997        1996
                                                     --------    --------
OPERATING  ACTIVITIES
Net income                                           $  4,946    $  2,340
Principal noncash charges (credits)
    Depreciation and amortization                         785         783
    Increase in accrual                                   513
                                                     --------    --------
Cash  Provided  By  Operations                          6,244       3,123
                                                     --------    --------
INVESTING  ACTIVITIES
Investment in apartments                               (4,984)       (427)
Investment in joint ventures                              (49)         50
Construction expenditures                              (3,834)     (1,024)
Purchase of land for development                          (60)
Other real estate assets                                 (595)         80
Reduction in mortgage assets                            1,769       1,095
Increase  in other assets                                (873)       (240)
                                                     --------    --------
Cash  Used  In  Investing  Activities                  (8,566)       (526)
                                                     --------    --------
FINANCING  ACTIVITIES
Issuance of real estate notes payable                   3,700
Payment of loan costs                                     (78)
Proceeds from construction loan                         9,969         221
Repayment of real estate notes                            (78)       (137)
Short-term borrowing                                   (1,514)         92
Construction cost payable                                (511)
Stock issuance                                          1,622
Payment of dividends                                   (1,573)     (1,577)
(Decrease)  increase in other liabilities                (837)        442
                                                     --------    --------
Cash Provided By (Used  In)  Financing  Activities     10,700        (959)
                                                     --------    --------
Cash
    Increase  during the period                         8,378       1,638
    Balance - beginning of period                       2,403       2,421
                                                     --------    --------
    Balance - end of period                          $ 10,781    $  4,059
                                                     ========    ========
Supplemental Disclosure of Cash Flow Information
Interest Paid                                        $  1,181    $  1,160
                                                     ========    ========
Interest Captalized                                  $    205    $     82
                                                     ========    ========

See  Notes  to  Consolidated  Financial  Statements.

                           ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1997
                                   (Unaudited)

                                                                                                     Common
                                                          Additional                                Stock in
                                  Number of        Par     Paid-In                      Notes      Treasury -
                                    Shares        Value    Capital       Deficit      Receivable     at Cost       Total
                                    ------        -----    -------       -------      ----------     -------       -----

Balance, December 31, 1996           3,308         $33     $155,875     ($112,875)       ($385)      ($2,546)     $40,102
Net income                                                                  4,946                                   4,946
Dividends declared                                                         (1,573)                                 (1,573)
Stock issuance                          86           1        1,621                                                 1,622
                                  --------    --------     --------     ---------      --------     --------     --------
Balance, March 31, 1997              3,394         $34     $157,496     ($114,448)       ($385)      ($2,546)     $40,151
                                  ========    ========     ========     =========      ========     ========     ========

See  Notes  to  Consolidated  Financial  Statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1997 and 1996


1.  BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively the "Company"). Investments in joint ventures in which the Company does not own a controlling interest are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. They do not include all of the information and disclosures generally required for annual financial statements. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the December 31, 1996 audited consolidated financial statements and notes thereto.

         Reclassification - Certain reclassifications have been made to conform the prior year with the current year presentation.

         New Accounting Standard - In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The new statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has not determined the effect of application of SFAS No. 128 on the financial statements at this time.

2.  REAL ESTATE INVESTMENTS

         At December 31, 1996, the Company owned directly nineteen apartment communities (3,093 units) located in Arizona, Texas, and New Mexico. In March 1997, the Company acquired a 266-unit apartment community in northwest Houston, Texas. The purchase price was approximately $4,450,000 and the Company expects to invest $700,000 in capital improvements. The Company obtained a new mortgage loan of $3,700,000 with a fixed rate of 8.39%. The Company issued 86,500 shares of common

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1997 and 1996


stock for net proceeds of $1,622,000 to provide for the cash used in the acquisition. As of March 31, 1997 and December 31, 1996, the Company's directly owned apartment communities consisted of the following (in thousands):

                                                     1997               1996
                                                   --------          -------
         Land                                      $15,514           $15,514
         Building and improvements                  63,294            58,476
         Accumulated depreciation                   (8,184)           (7,504)
         Restricted cash and
             deferred loan fees                      4,231             4,020
                                                   -------          --------
         Apartments, net                           $74,855           $70,506
                                                   =======          ========

         In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments, in Tempe, Arizona. The total cost is estimated to be approximately $21,000,000. As of March 31, 1997 and December 31, 1996, the Company had invested $18,528,000 and $14,694,000 in construction in progress. The Company has obtained a $15,350,000 construction loan of which $10,224,000 and $255,000 were outstanding at March 31, 1997 and December 31, 1996. The Company has begun the lease-up phase and anticipates construction to be substantially completed at the end of the third quarter.

         In addition, at March 31, 1997, the Company owned six apartment communities (1,441, units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company is a 15% equity partner and the managing partner or managing member of the joint ventures. On May 1, 1997, the Company acquired the remaining interest in one joint venture and sold its interests in the other five joint ventures. See Note 3 for additional information.

3.  SUBSEQUENT  REAL ESTATE  ACQUISITIONS

         On April 30, 1997, the Company completed the acquisition of 13 apartment communities containing 2,260 units located in Houston and Dallas, Texas and Pullman, Washington, and one office building located in Seattle, Washington (the "Winton Properties"). The acquisitions are pursuant to a Master Combination and Contribution Agreement dated November 8, 1996. The sellers were 14 separate limited partnerships in which Don W. Winton was the general partner. The total purchase price of the properties

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1997 and 1996


is approximately $83,223,000. The Company (i) assumed or refinanced first mortgage loans totalling $49,396,000, (ii) issued 683,626 shares of common stock, (iii) issued operating partnership units convertible to 942,184 shares of common stock of the Company after one year, and (iv) paid the sellers $1,250,000 for transaction costs. As a part of the acquisition, the Company issued 70,284 shares of common stock to acquire the entire interests in Winton & Associates, the property management company for the Winton Properties.

         In April 1997, the Company acquired a 257-unit community in Houston, Texas, for $6,000,000 and obtained a first mortgage loan for $4,400,000 with an interest rate of 8.57%. On May 9, 1997, the Company acquired a 176-unit apartment community in Seattle, Washington, for $4,059,000 and obtained a first mortgage loan of $2,900,000 with an interest rate of 8.67%. The Company expects to invest $1,000,000 in capital improvements in these two communities. The Company issued 187,850 shares of common stock for total net proceeds of $3,394,000 to pay for the two purchases.

         On May 1, 1997, the Company acquired the remaining interest in La Privada Apartments L.L.C. for $8,233,000. The La Privada Apartments is a 350-unit community in Scottsdale, Arizona. The Company also sold to its partner the Company's entire interests in the other five joint ventures for total net proceeds of $2,062,000. The Company obtained a $3,000,000 loan to pay for the acquisition. As a result of these transactions, the Company owns all of its apartment communities directly. The purchase increased the Company's investment in apartments by approximately $25,500,000 and real estate notes payable by $19,000,000. The sale of the interests in the joint ventures will not have a significant impact on the operating results of the Company.

         As of May 9, 1997, the Company owns 36 apartment communities containing 6,346 units with a total book value of approximately $217,000,000, and the total real estate borrowing is approximately $139,000,000.

4.  MORTGAGE ASSETS

         The mortgage assets entitle the Company to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financings that they secure. The Company also has the right to cause the early redemption of the structured financings under specified conditions; in such event, the mortgage

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1997 and 1996


instruments are sold and the net proceeds after the redemption of the structured financings are remitted to the Company. In some cases, the Company sells a mortgage asset that is redeemable in the foreseeable future. Redemption and sale transactions occur from time to time as specified conditions are met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuates significantly between periods.

         During the first quarter of 1997, the Company redeemed three mortgage assets for proceeds of $6,815,000 and realized redemption income of $5,338,000. During the first quarter of 1996, the Company sold a 40% interest in a mortgage asset that was later redeemed in the second quarter of 1996. The Company received proceeds of $2,400,000 and redemption income of $1,977,000 from the sale. In April 1997, the Company redeemed two additional assets for proceeds of $710,000 and estimated income of $330,000. At March 31, 1997 and December 31, 1996, the prospective yield on mortgage assets (excluding the mortgage assets redeemed in April) was 40% and 38%.

5.  NOTES PAYABLE

         In March 1997, the Company obtained a $3,700,000 new mortgage loan with a fixed rate of 8.39% and a 10 year term in connection with the purchase of an apartment community.

         As  discussed  in  Note 2,  the  Company  has  obtained  a  $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bears interest at 1% per annum above the bank's prime rate (8.5%). At March 31, 1997 and December 31, 1996, the amount outstanding on the loan was $10,224,000 and $255,000, respectively.

         At March 31, 1997 and December 31, 1996, the Company's short-term borrowing was secured by mortgage assets with a total carrying value of $2,029,000 and $3,084,000, respectively.

6.  RELATED PARTY TRANSACTIONS

         From the inception of the Company through April 30, 1997, Pima Mortgage L.P. (the "Manager"), managed the operations of the Company pursuant to a management

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1997 and 1996


agreement. The management fee and administrative fee were $95,000 and $40,000 for the quarter ended March 31, 1997 and $97,000 and $52,000 for the 1996 quarter.

         Prior to May 1, 1997, the Company had a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment communities. Under the property management agreements, the Property Manager provided customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs were allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for the quarters ended March 31, 1997 and 1996 were $145,000 and $109,000, respectively, which were equal to approximately 3.9% and 3.0%, respectively, of rental and other income.

         As a part of the acquisitions described in Note 3, the Company also acquired the entire ownership interests of the Manager and the Property Manager for 262,008 shares of common stock. As a result, the Company has become a self-administered and self-managed REIT. The owners of the Manager continue to be executive officers and members of the Board of Directors of the Company. The cost of the acquisition of $5,250,000 is assigned to the contracts between the Company and the Pima entities. As the contracts are effectively terminated, the cost is charged to contract termination expense in the second quarter of 1997.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1997 and 1996


General

         ASR Investments Corporation (the "Company") is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the southwestern United States. At March 31, 1997, the Company owned 20 apartment communities (3,359 units) located in Tucson and Phoenix, Arizona, Houston, Texas, and Albuquerque, New Mexico. The Company also owned through joint ventures six apartment communities (1,441 units) in Phoenix and Tucson, Arizona.

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

Results of Operations

         Real Estate Operations - Rental and other income for the 1997 quarter increased by $60,000 primarily as a result of (i) $40,000 from rental rate increases (attributable primarily to the Houston Communities), (ii) $81,000 from higher occupancy rates (attributable primarily to the Houston and Tucson communities), (iii) $13,000 from prior rental increases becoming effective as leases are renewed or the apartment is re-leased, (iv) $6,000 from an increase in income from the joint ventures and (v) $23,000 from an increase in laundry/vending and other miscellaneous income. The increases were mitigated by an increase in rental concessions of $103,000 (attributable primarily to the Albuquerque and Tucson communities). Operating and maintenance expenses increased $89,000 (7.10%) as a result of an increase in turnover costs and other expenses related to the increased occupancy in the Houston communities. Real estate taxes and insurance and depreciation and amortization expenses remained flat as there were no significant changes in rates and no acquisitions in 1996 or early in the 1997 quarter. Interest expense on real

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1997 and 1996


estate mortgages increased $41,000 as a result of "catch up" costs for loan fees amortized on a loan that is due at the end of 1997.

         Mortgage Assets - Prospective yield income decreased due to the decrease in the mortgage asset balance as a result of amortization and redemptions. The average mortgage asset balance was $3,761,000 for the 1997 quarter compared with $11,672,000 for the 1996 quarter. The average prospective yield for the quarter was 38% in 1997 compared to 35% in 1996. Income from redemptions and sales increased by $3,361,000 as a result of the redemption of three mortgage assets in the quarter 1997 for income of $5,338,000 compared to the sale of a 40% interest in a mortgage asset in the quarter 1996 for income of $1,977,000. Interest expense on mortgage assets decreased due to lower short-term borrowing in 1997 ($500,000 at March 31, 1997 compared with $4,587,000 at March 31, 1996).

         Administrative Expenses and Other Income - Administrative expenses increased in the 1997 primarily as a result of an increase in expense accruals for stock appreciation rights of $513,000 as a result of price increases in the Company's common stock. Other income increased due to interest earned on the Company's average cash balance which was higher during the 1997 quarter compared with the 1996 quarter.

         Income from Mortgage Redemption and Sales - As discussed above, the Company has, from time to time, redeemed or sold mortgage assets. Redemption and sale transactions occur as specified conditions are met rather than on a monthly or quarterly basis, and the net proceeds are affected by the market price of the mortgage instruments. Thus, the cash flows and income from redemption and sale transactions fluctuate significantly between periods. The income recognized in the past periods is not indicative of future operating results or financial condition because (i) the Company has a finite number of mortgage assets and is not purchasing any additional mortgage assets, and (ii) the income is highly dependent on future levels of mortgage prepayment rates, interest rates and mortgage prices. As mortgage asset redemptions and sales have the effect of accelerating future cash flows, they reduce the cash flows and income in future periods.

Liquidity, Capital Resources and Commitments

         Comparison of Quarters Ended March 31, 1997 and 1996 - Cash provided by

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1997 and 1996


operations for the three months ended March 31, 1997 was $6,244,000 compared with $3,123,000 for the same period in 1996. The increase was primarily a result of a $3,361,000 increase in income from redemptions and sales of mortgage assets ($5,338,000 for the three months ended March 31, 1997 compared to $1,977,000 for the same period in 1996) offset by a $440,000 decrease in prospective yield income on the mortgage assets.

         Cash used in investing activities for the three months ended March 31, 1997 was $8,566,000 compared with $526,000 for the same period in 1996. The increase in cash usage of $8,040,000 primarily reflects (i) an increase of $4,557,000 in investments in apartments primarily as a result of the Company purchasing an apartment community in March 1997, while making no purchases in 1996, (ii) an increase of $2,810,000 of construction expenditures for the Company's Finisterra apartment community, (iii) an increase of $615,000 in other real estate and land held for development primarily related to the capitalized costs of the 14 properties acquired in April 1997 (iv) an increase of $633,000 in other assets primarily due to funding a deferred compensation plan and (v) an increase of $99,000 in the investment in joint ventures. The increase in cash usage was mitigated by an increase of $674,000 in the reduction in mortgage assets.

         Cash provided by financing activities for the three months ended March 31, 1997 was $10,700,000 compared with cash used in financing activities of $959,000 for the same period in 1996. The increase of $11,659,000 was primarily as a result of (i) an increase in the issuance of real estate notes payable of $3,700,000 related to the apartment acquisition made in March 1997, with no similar purchases in 1996, (ii) an increase of $9,748,000 in proceeds from the Finisterra Apartment's construction loan and (iii) an increase of $1,622,000 from stock issuance related to the apartment acquisition in March 1997. The increase was mitigated by (i) an increase of short-term borrowing repayments of $1,606,000 (ii) a decrease in the accrued construction cost payable of $551,000 for the Finisterra Apartment community and (iii) a decrease in other liabilities and other financing activities of $1,254,000 primarily as a result of $487,000 paid to employees for stock appreciation rights exercised and to an increase in the apartment's property tax accrual at March 31, 1996 from the accrual at December 31, 1995.

         Subsequent Acquisitions - On April 30, 1997, the Company completed the acquisition of 13 apartment communities containing 2,260 units located in Houston and Dallas, Texas and Pullman, Washington, and one office building located in Seattle,

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1997 and 1996


Washington (the "Winton Properties"). The sellers were 14 separate limited partnerships in which Don W. Winton was the general partner. The total purchase price of the properties is approximately $83,223,000. The Company (i) assumed or refinanced first mortgage loans totalling $49,396,000, (ii) issued 683,626 shares of common stock, (iii) issued operating partnership units convertible to 942,184 shares of common stock of the Company after one year, and (iv) paid the sellers $1,250,000 for transaction costs. As a part of the acquisition, the Company issued 70,284 shares of common stock to acquire the entire interests in Winton & Associates, the property management company for the Winton Properties.

         In April 1997, the Company acquired an apartment community for $6,000,000 and obtained a first mortgage loan for $4,400,000 with a fixed rate of 8.57%. On May 9, 1997, the Company acquired an apartment community for $4,059,000 and obtained a first mortgage loan of $2,900,000 with a fixed rate of 8.67%. The Company expects to invest $1,000,000 in capital improvements in these two communities. The Company issued 187,850 shares of common stock for total net proceeds of $3,394,000 to pay for the two purchases.

         On May 1, 1997, the Company acquired the remaining interest in La Privada Apartments L.L.C. for $8,233,000. The La Privada Apartments is a 350-unit community in Scottsdale, Arizona. The Company also sold to its partner the Company's entire interests in the other five joint ventures for total net proceeds of $2,062,000. The Company obtained a $3,000,000 loan that bears interest at LIBOR plus 3%.

         With the above acquisitions, the total monthly principal and interest payments on the real estate mortgage loans are approximately $985,000, and the monthly deposits to loan escrow accounts for property taxes, insurance and capital replacements are approximately $425,000. The Company estimates that it would spend approximately $1,300,000 during the remainder of 1997 in capital replacement expenditures.

         Concurrent with the acquisition of the Winton Properties, the Company acquired the entire interests in Pima Mortgage and Pima Realty (collectively the "Pima Entities") in exchange for 262,008 shares of its common stock. The cost of the acquisition of $5,250,000 is assigned to the contracts between the Company and the Pima Entities. As the contracts are effectively terminated, the cost is charged to contract termination expense in the second quarter of 1997.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1997 and 1996


         The Company anticipates that the above acquisitions will result in (i) significant increases in the Company's gross income and operating expenses, (ii) an increase in interest expenses on real estate mortgages, (iii) a decrease in administrative expenses resulting from the replacement of management fees previously paid to the Pima Entities by Company with salaries to be paid to the owners of the managers who will become employees of the Company. The net income for 1997, however, will be reduced by the $5,250,000 charge to income for the cost of the acquisition of the Pima entities. As this is a non-cash charge, it will not have any effect on the cash provided by operations.

         Mortgage  Assets  Cash  Flows  -  The  Company   continues  to  realize
substantial cash flows from its mortgage assets, a majority of which is generated from redemptions or sales. The redemptions or sales accelerate the mortgage asset cash flows and increase the present value. During the first quarter of 1997, the mortgage assets generated total cash flow of $7,420,000, including $6,815,000 from the redemption of three mortgage assets. The Company used a portion of the proceeds to reduce short-term borrowing by $1,514,000. In April, the Company redeemed two additional mortgage assets for proceeds of approximately $710,000.

         The Company has prepared the following estimates of future cash flows from the mortgage assets. Cases 1, 2 and 3 assume that except for the early redemptions or sales of the mortgage assets in April as described in the preceding paragraph, there would be no further early redemptions or sales of mortgage assets. The assumed interest rate and mortgage prepayment rates in Case 2 are the approximate interest rate and forecasts of prepayment rates made by market participants as of March 31, 1997. The estimates in Case 4 have been prepared using the same interest rate and mortgage prepayment rates as Case 2 except that each mortgage asset is assumed to be redeemed at the first available date and the underlying mortgages are sold at the March 31, 1997 prices (average price of 106% of par). (Dollars in thousands.)

                             Case 1         Case 2        Case 3        Case 4
                            --------       --------      --------      -------
Assumed one month LIBOR        3.7%           5.7%           7.7%          5.7%
Assumed annual mortgage
  prepayments                19.14%         11.85%          7.62%        11.85%
Estimated cash flows
         1997              $ 2,295        $ 2,165       $  1,914      $  4,767
         1998                1,587          1,579          1,298         1,763

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Quarters Ended March 31, 1997 and 1996


         1999               1,085         1,218           1,061           427
         2000                 738           917             900        16,744
         2001                 458           693             762           721
         2002-2020          2,886         6,804         12,390             64
                         --------       -------        -------       --------
         Total           $  9,049       $13,339        $18,325       $ 24,486
                         ========       =======        =======       ========

         There can be no assurance that the actual interest and prepayment rates will be as assumed or that the prices of the mortgage instruments will remain at the assumed levels. Proceeds from redemptions are highly dependent on prices available upon sale of the mortgages as well as the timing of meeting the conditions for redemption (generally reduction of the structured financing to a specified balance or a specified date). As an example, if the assumed average price above par for mortgage sales in Case 4 above were to decrease by half (the average mortgage prices decreases to 103%), the estimated total cash flow in Case 4 would decline by $8,811,000 of which $1,283,000 would relate to 1997.

         Cash Balances - At March 31, 1997, the Company had cash of $10,781,000. In April, the Company received funding of $2,046,000 from the Finisterra apartments construction loan and $710,000 from the redemption of two mortgage assets. The Company intends to use such funds to pay for the acquisitions made in April, capital improvements on existing apartment communities, to acquire additional apartment communities, and to pay dividends and operating expenses.

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

                           ASR INVESTMENTS CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 1997


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

ASR INVESTMENTS CORPORATION

Mary C. Clements                           Joseph C. Chan
---------------------                      --------------------------
Mary C. Clements                           Joseph C. Chan
Controller                                 Executive Vice President,
May 14, 1997                                        Chief Operating Officer,
                                                    Chief Financial and
                                                    Accounting Officer
                                                    May 14, 1997
                                       17