Form 10-Q
period 1997-06-30
ASR INVESTMENTS CORP
filed 1997-08-13
CIK 817383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For Quarter Ended: June 30, 1997 Commission File Number: 1-9646
                            -------------

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

      Common Stock (par value $.01) outstanding as of August 11, 1997 were
                               4,437,611 shares.

                           ASR INVESTMENTS CORPORATION
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                             (Dollars in Thousands)

                                                                  1997         1996
                                                                ---------    ---------
                                                               (Unaudited)
Assets
    Real estate investments, at cost:
       Land                                                     $  40,859    $  15,514
       Buildings and improvements                                 157,165       58,476
       Construction in progress                                    20,368       14,694
       Land held for development                                      925          925
       Investments in joint ventures                                             2,811
       Other real estate                                              565        1,022
                                                                ---------    ---------
           Total real estate investments                          219,882       93,442
       Accumulated depreciation                                    (9,537)      (7,504)
                                                                ---------    ---------
           Real estate investments, net of depreciation           210,345       85,938

    Cash and cash equivalents                                      17,701        2,403
    Mortgage assets                                                              5,039
    Restricted cash                                                 5,652        2,930
    Deferred loan fees                                              2,118        1,090
    Goodwill                                                        1,391
    Other assets                                                    1,953          396
                                                                ---------    ---------
           Total assets                                         $ 239,160    $  97,796
                                                                =========    =========

Liabilities
    Real estate notes payable                                   $ 128,340    $  48,855
    Construction loan payable                                      12,547          255
    Short-term borrowing                                                         2,014
    Construction costs payable                                        214        1,581
    Security deposits and deferred rental income                    1,730          644
    Other liabilities                                               7,026        4,345
                                                                ---------    ---------
           Total  liabilities                                     149,857       57,694
                                                                ---------    ---------

Stockholders' Equity
    Convertible LP Units  (Note 3)                                 18,910
    Common Stock, par value $.01 per share, 40,000,000 shares
    authorized; 4,622,353 and 3,307,892 shares issued                  45           33
    Additional paid in capital                                    180,813      155,964
    Deficit                                                      (107,053)    (112,964)
    Stock note receivable                                            (385)        (385)
    Treasury stock - 184,742 and 160,742  shares                   (3,027)      (2,546)
                                                                ---------    ---------
            Total  stockholders'  equity                           89,303       40,102
                                                                ---------    ---------
       Total liabilities and stockholders' equity               $ 239,160    $  97,796
                                                                =========    =========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Operations
          For the Quarters and Six Months Ended June 30, 1997 and 1996
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                             Quarters            Six Months
                                                             --------            ----------
                                                       1997        1996        1997        1996
                                                     --------    --------    --------    --------
Real  Estate  Operations
     Rental and other income                         $  7,185    $  3,639    $ 10,888    $  7,281
                                                     --------    --------    --------    --------
     Operating and maintenance expenses                 2,648       1,301       3,991       2,555
     Real estate taxes and insurance                      808         359       1,149         719
     Interest expense on real estate mortgages          2,254       1,108       3,377       2,190
     Depreciation and amortization                      1,352         688       2,032       1,368
                                                     --------    --------    --------    --------
       Total operating expenses                         7,062       3,456      10,549       6,832
                                                     --------    --------    --------    --------
     Income from  real  estate                            123         183         339         449
                                                     --------    --------    --------    --------
     Gain on sale of real estate                          474                     474
                                                     --------    --------    --------    --------
Mortgage  Assets
     Prospective yield income                             258         799         588       1,569
     Income from redemptions and sales                 11,311       3,010      16,650       4,987
     Interest expense                                      (7)        (49)        (25)       (124)
                                                     --------    --------    --------    --------
     Income from mortgage assets                       11,562       3,760      17,213       6,432
                                                     --------    --------    --------    --------

 Income Before Administrative Expenses
   and Other Income (Expense)                          12,159       3,943      18,026       6,881
     Administrative expenses                             (837)       (698)     (1,944)     (1,336)
     Aquisition related expenses                       (6,215)                 (6,215)
     Other income (expense), net                          120          81         307         121
                                                     --------    --------    --------    --------
Net Income                                           $  5,227    $  3,326    $ 10,174    $  5,666
                                                     --------    --------    --------    --------

Net  Income  Per  Share of Common
     Stock and Common Stock Equivalents              $   1.11    $   1.05    $   2.58    $   1.80
                                                     ========    ========    ========    ========
Average  Shares of Common Stock and
     Common Stock Equivalents                           4,708       3,154       3,938       3,154
                                                     ========    ========    ========    ========
Dividends  Declared  Per  Share                      $   0.50    $   0.50    $   1.00    $   1.00
                                                     ========    ========    ========    ========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
                                 (In Thousands)
                                   (Unaudited)

                                                        1997        1996
                                                      --------    --------
OPERATING  ACTIVITIES

Net income                                            $ 10,174    $  5,666
Principal noncash charges
    Depreciation and amortization                        2,233       1,604
    Aquisition related expenses                          5,250
    Gain on sale of real estate                           (474)
    Increase in deferred compensation                    1,099
    Increase in stock appreciation rights                  672
    Increase in other assets                            (1,557)       (198)
    Increase in other liabilities                        2,522         496
                                                      --------    --------
Cash  Provided  By  Operations                          19,919       7,568
                                                      --------    --------

INVESTING  ACTIVITIES
Investment in apartments                               (10,628)       (420)
Construction expenditures                               (5,674)     (3,313)
Proceeds from sale of real estate                        2,830
Investment in joint ventures                               358          10
Purchase of land for development                                       (60)
Other real estate assets                                   457         213
Restricted cash                                         (2,722)       (304)
Reduction in mortgage assets                             5,039       3,014
                                                      --------    --------
Cash  Used  In  Investing  Activities                  (10,340)       (860)
                                                      --------    --------

FINANCING  ACTIVITIES
Issuance of real estate notes payable                    3,000
Payment of loan costs                                   (1,119)        (71)
Proceeds from construction loan                         12,292         243
Repayment of real estate notes                            (346)       (207)
Short-term borrowing                                    (2,014)     (2,129)
Construction costs payable                              (1,367)      1,636
Stock options exercised                                     17
Aquisition of treasury stock                              (481)
Payment of dividends                                    (3,792)     (3,154)
Distributions on LP Units                                 (471)
                                                      --------    --------
Cash Provided By (Used  In)  Financing  Activities       5,719      (3,682)
                                                      --------    --------

Cash
    Increase  during the period                         15,298       3,026
    Balance - beginning of period                        2,403       2,421
                                                      --------    --------
    Balance - end of period                           $ 17,701    $  5,447
                                                      ========    ========

Supplemental Disclosure of Cash Flow Information
Interest paid                                         $  3,928    $  2,342
Interest capitalized                                       482         133
Stock issued for contract termination                    5,250
Non-cash transactions associated with acquisitions:
     Issuance of common stock                           19,594
     Issuance of convertible LP Units                   18,910
     Notes payable assumed                              76,305

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1997
                                 (In thousands)
                                   (Unaudited)


                                                                                                          Common
                                                                       Additional                        Stock in
                             Number of Number of      LP       Par      Paid-In                Notes     Treasury -
                              Shares   LP Units      Units    Value     Capital    Deficit   Receivable   at Cost     Total
                            ---------  ---------  --------- ---------  ---------  ---------  ---------   ---------  ---------
Balance, December 31, 1996      3,308                       $      33  $ 155,964 ($112,964) ($    385)   ($  2,546) $  40,102
Net income                                                                          10,174                             10,174
Dividends declared                                                                  (4,263)                            (4,263)
Stock issuance (repurchase)     1,314        944  $  18,910        12     24,849                              (481)    43,290
                            ---------  ---------  --------- ---------  ---------  ---------  ---------   ---------  ---------
Balance, June 30, 1997          4,622        944  $  18,910 $      45  $ 180,813  ($107,053) ($    385)  ($  3,027) $  89,303
                            ---------  ---------  --------- ---------  ---------  ---------  ---------   ---------  ---------

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


1.       BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and Heritage Communities L.P. (collectively the "Company"). Investments in joint ventures in which the Company does not own a controlling interest are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. They do not include all of the information and disclosures generally required for annual financial statements. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the December 31, 1996 audited consolidated financial statements and notes thereto.

         Reclassification - Certain reclassification has been made to conform the prior year with the current year presentation.

         New Accounting Standard - In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The new statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of SFAS No. 128 will not result in any material change to the earnings per share amounts for the quarters and six months ended June 30, 1997 and 1996.

         FASB No. 129 - Disclosure of information about Capital Structure, FASB No. 130 - Reporting Comprehensive Income, and FASB No. 131 - Disclosures about Segments of an Enterprise and Related Information were also issued during the first six months of 1997. These new statements are effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of these statements will not have any material effect on the Company's consolidated financial statements for the

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


quarters and six months ended June 30, 1997 and 1996.

         Convertible LP Units - The limited partnership units of Heritage Communities L.P. held by non-affiliates of the Company are accounted for as a part of stockholders' equity. Distributions on the units are subtracted from deficit as declared. LP units held by non-affiliates are considered common stock equivalents in the determination of earnings per share. See Note 3 for additional description of the Partnership and the limited partnership units.

         Gain on Sale of Real Estate - Gains on sales of properties are recognized by the Company when the recognition criteria set forth by generally accounting principles have been met.

         Forward-Looking Statements - This Form 10Q report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of, among other things, the risk factors set forth in the Company's filings with the Securities and Exchange Commission, changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


2.       REAL ESTATE ACQUISITIONS AND DEVELOPMENT

         At December 31, 1996, the Company owned directly 19 apartment communities (3,093 units) located in Arizona, Texas, and New Mexico. In March 1997, the Company acquired a 266-unit apartment community in northwest Houston, Texas for $4,450,000. The Company plans to spend $700,000 on numerous substantive improvements to the community. The Company obtained a first mortgage loan of $3,700,000 with a fixed rate of 8.39%. The Company issued 86,500 shares of common stock for net proceeds of $1,622,000 to provide for the cash used in the acquisition.

         In April 1997, the Company acquired a 257-unit community in Houston, Texas, for $6,000,000 and obtained a first mortgage loan for $4,400,000 with an interest rate of 8.57%. The Company plans to spend $600,000 on numerous substantive improvements to the community. On May 9, 1997, the Company acquired a 176-unit apartment community in Seattle, Washington, for $4,059,000 and obtained a first mortgage loan of $2,900,000 with an interest rate of 8.67%. The Company plans to spend $400,000 on numerous substantive improvements to the community. The Company issued 187,847 shares of common stock for total net proceeds of $3,394,000 to pay for the two purchases.

         In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments, in Tempe, Arizona. The total cost is estimated to be approximately $21,000,000. As of June 30, 1997 and December 31, 1996, the Company had invested $20,368,000 and $14,694,000 in construction in progress. The Company has obtained a $15,350,000 construction loan of which $12,547,000 was outstanding at June 30, 1997. The Company has begun the lease-up phase and anticipates construction to be substantially completed at the end of the third quarter.

         On April 30, 1997, the Company completed the acquisition of 13 apartment communities containing 2,260 units located in Houston and Dallas, Texas and Pullman, Washington, and one office building located in Seattle Washington (the "Winton Properties"). The acquisitions were made pursuant to a Master Combination and Contribution Agreement dated November 8, 1996. The sellers were 15 separate limited partnerships in which Don W. Winton was the general partner. The total purchase price of the properties was approximately $83,223,000. The Company (i) assumed or refinanced first mortgage loans totalling $49,396,000, (ii) issued 682,095 shares of

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


common stock, (iii) issued limited partnership units ("LP Units") convertible to 943,705 shares of common stock of the Company after April 30, 1998 and (iv) paid the sellers $1,250,000 for transaction costs. As a part of the acquisition, the Company issued 70,284 shares of common stock to acquire the entire interests in Winton & Associates, the property management company for the Winton Properties.

         The acquisitions of the Winton properties and Winton & Associates have been accounted for under the purchase method. The common stock and the LP Units are recorded at $20.038 per share, the average closing price of the Company's common stock for the ten days preceding the announcement the acquisitions on November 19, 1996. The excess of the cost of the purchase price of Winton & Associates over the net tangible assets acquired is recorded as goodwill that is amortized over 20 years.

         Prior to May 1997, the Company owned six apartment communities (1,441 units) located in Arizona through joint ventures with a pension plan affiliate of Citicorp. The Company was a 15% equity partner and the managing partner or managing member of the joint ventures. On May 1, 1997, the Company acquired the remaining interest in one of the joint ventures, La Privada Apartments L.L.C., for $8,233,000. The La Privada Apartments is a 350-unit community in Scottsdale, Arizona. The Company obtained a $3,000,000 loan to pay for the acquisition. The loan bears interest at 3% over LIBOR. The purchase increased the Company's investment in apartments by approximately $25,500,000 and real estate notes payable by $19,000,000. The Company sold to its partner the Company's entire interests in the other five joint ventures for total net proceeds of $2,062,000. The Company recorded a gain of $474,000 on the sale of the interests in the joint ventures.

         As of June 30, 1997, the Company owns 36 apartment communities containing 6,346 units and an office building.

         The following selected unaudited pro forma results of operations data for the six months ended June 30, 1997 have been prepared as if the 1997 acquisitions described above had occurred at January 1, 1997. The proforma data are provided for information purposes only and are not indicative of the results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts).

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


         Real estate revenues                                  $18,012
         Real estate operating expenses:
                  Operating expenses                            (8,402)
                  Depreciation                                  (3,761)
                  Interest                                      (5,448)
                                                               -------
         Income from real estate                                   401
         Income from mortgage assets                            17,265
         Administrative expenses                                (8,039)
         Other income                                              615
                                                               -------
                  Net Income                                   $10,242
                                                               =======

                  Pro Forma Net Income Per  Share                $1.90
                                                                 =====


3.       HERITAGE COMMUNITIES L.P.

         The Company formed Heritage Communities L.P. ("Heritage LP"), an operating partnership, for the purpose of acquiring the Winton Properties and other apartment communities. Heritage is a Delaware limited partnership in which the Company and a wholly owned subsidiary of the Company, Heritage SGP, are the sole general partners. To the extent that Heritage LP has sufficient operating cash flows, holders of limited partnership units ("LP Units") will receive quarterly distributions per unit equal to the per share dividend on the Company's common stock. To the extent that Heritage LP has insufficient cash to pay the distributions, the holders of LP units will be credited for the unpaid distribution and interest on the unpaid distribution; such unpaid balances will be given priority for future distributions.

         Heritage LP's items of income, gain, loss and deduction are allocated among its partners, subject to certain special allocations, in a similar manner for purposes of both book gain or loss and tax gain or loss. Net income is allocated (i) first, to each limited partner to the extent that, on a cumulative basis, net losses previously allocated to the limited partners exceed net income previously allocated to limited partners, (ii) second, to each limited partner to the extent that such limited partner has been allocated on a cumulative basis, net income equal to the sum of the distributions paid to such limited partner and the unreturned balances in the accrual accounts and the unpaid distribution accounts maintained with respect to the LP Units held by such limited partner, and (iii)

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


the general partners on a pro rata basis. Notwithstanding the allocations in (i) and (ii) above, at least one percent of each item of gain, loss, income and deduction for each year is allocated to the general partners.

         Net losses are allocated to the partners in accordance with their respective percentage interests in Heritage LP, except that net losses are not allocated to any limited partner to the extent that such allocation would cause the limited partner to have an adjusted capital account deficit at the end of the taxable year. All net losses in excess of such limitations will be allocated to the general partners on a pro rata basis

         After April 30, 1998, the first anniversary of the Partnership Agreement, each LP Unit will be convertible to one share of the Company's Common Stock. If an LP Unit is converted prior to April 30, 2007, the holder will also be paid any unpaid balances in the holder's distribution account. An LP Unit holder who exercises the conversion after April 30, 2007 will not be paid any unpaid balance in the holder's distribution account if the market value of the Company's common stock is equal to at least 110% of the sum of the initial contribution and the unpaid balance.

         Holders of LP Units do not have the right to take part in the management or control of the business or affairs of Heritage L.P. Amendment of the partnership agreement would require the consent of the general partners and more than 50% of the LP Units. Heritage L.P. will be dissolved upon the occurrence of certain specified and limited events or December 31, 2086.

         In connection with the acquisition of the Winton Properties, Heritage LP issued 943,705 LP Units to the sellers and 705,386 LP Units to the Company. In connection with the acquisition of three apartment communities in April and May, 1997, Heritage LP issued an additional 274,350 LP Units to the Company. As of June 30, 1997, Heritage LP had 1,923,441 LP Units outstanding, of which 979,736 Units (50.94%) were owned by the Company. Heritage LP declared a distribution of $0.50 per Unit for the quarter ended June 30, 1997 that was paid in July.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


4.  MORTGAGE ASSETS

         In April 1997, the Company redeemed two assets for proceeds of $715,000 and income of $341,000. In June 1997, the Company sold all of its remaining mortgage assets for $13,350,000 and a gain of $10,970,000. The Company paid off the related short-term borrowing of $500,000. During the first six months of 1997, the Company received a total of $20,880,000 from the sale of the mortgage assets and realized total redemption income of $16,650,000. During the first six months of 1996, the Company received a total of $6,000,000 from the sale or redemption of mortgage assets and realized total redemption income of $4,987,000.

5.       NOTES PAYABLE

         During the second quarter of 1997, the Company obtained new mortgage loans or assumed existing mortgage loans totalling $75,605,000 in connection with its apartment acquisitions. At June 30, 1997, the total permanent mortgage loans had a weighted average stated rate of 8.2%.

         As  discussed  in  Note 2,  the  Company  has  obtained  a  $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bears interest at 1% per annum above the bank's prime rate (8.5%). At June 30, 1997 and December 31, 1996, the amount outstanding on the loan was $12,547,000 and $255,000, respectively.

6.  RELATED PARTY TRANSACTIONS

         From the inception of the Company through April 30, 1997, Pima Mortgage L.P. (the "Manager"), managed the operations of the Company pursuant to a management agreement. The Company also had a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager") for each of its apartment communities. The Manager and the Property Manager were owned by three principal executive officers of the Company. On April 30, 1997, pursuant to the approval of the Company's stockholders, the Company acquired the entire interests in the Manager and the Property Manager for 262,008 shares of common stock. The shares are recorded at $20.038 per share which was the average closing price of the common stock for the ten days preceding the public announcement of

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


the acquisition. In addition, the Company also paid the three principal executive officers $802,700 in connection with the acquisition of the Winton Properties. As the contracts with the Pima entities were effectively terminated, the cost of the Pima entities and the amounts paid to the executive officers were recorded as an acquisition related expense in the accompanying statements of income.

         The Company paid the Manager management fee and administrative fee of $84,000 and $219,000 for the quarter and six months ended June 30, 1997 and $165,000 and $313,000 for the same periods of 1996. The Company paid the Property Manager $45,000 and $190,000 for the quarter and six months ended June 30, 1997 and $90,000 and $202,000, for the same periods of 1996.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


General

         ASR Investments Corporation (the "Company") is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the southwestern United States. At December 31, 1996, the Company owned 3,093 units. In March 1997, the Company acquired a 266-unit apartment community. In April 1997, the Company acquired a 257-unit apartment community. On April 30, 1997, the Company acquired 13 apartment communities containing 2,260 units and one office building (the "Winton Properties"). In May 1997, the Company acquired two apartment communities totalling 526 units and sold its investment in joint ventures. At June 30, 1997, the Company owned 36 apartment communities with a total of 6,347 units and an office building. As the Company acquired these new properties throughout the quarter, its operating results for the quarter ended June 30, 1997 include only a partial quarter's operating results of the new properties acquired. Their full quarterly results will be reflected in the quarter ending September 30, 1997.

         In connection with the acquisition of the Winton Properties, on April 30, 1997, the Company also acquired (i) Winton Associates (the property management company for the Winton Properties), (ii) Pima Realty Advisors, Inc. (the Company's Property Manager) and (iii) Pima Mortgage L.P. (the Company's Manager).

         In June 1997, the Company sold all its remaining mortgage assets for $13,350,000 for a gain of $10,970,000. For the six months ended June 30, 1997, the Company received $22,277,000 from the mortgage assets. The Company plans to invest a majority of this amount in additional apartment communities. As a result of the sale of all of its mortgage assets, the Company will not realize any mortgage asset cash flows or income in future periods.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


Results of Operations

Comparison of Quarters Ended June 30, 1997 and 1996

         Real Estate Operations - Real estate operating income and expenses increased substantially primarily due to acquisitions made on April 30, 1997. Below are the operating results of the new communities for the period owned by the Company during the second quarter of 1997 (in thousands):

         Rental and other income                                       $  3,432
         Property management income                                          46
                                                                       --------
         Total real estate revenues                                       3,478
                                                                       --------
         Operating & maintenance expenses                                 1,166
         Property management expenses                                        63
         Real estate taxes & insurance expenses                             451
         Interest expense                                                 1,072
         Depreciation expense                                               683
                                                                       --------
         Total real estate operating expenses                             3,435
                                                                       --------
         Income from real estate                                       $     43
                                                                       ========

         On the "same store" basis (i.e., for properties owned by the Company during the second quarter of 1996), the Company realized (i) an increase of $65,000 in rental income (primarily in the Houston market) and (ii) an increase of $29,000 in operating expenses (primarily in the Albuquerque market). As a result of the sale of the Company's interest in joint ventures, income from the joint ventures decreased by $16,000.

         The gain on sale of real estate of $474,000 resulted from the sale of the Company's interest in the joint ventures in May of 1997. The Company had no sales of real estate in 1996.

         Mortgage Assets - Prospective yield income decreased due to the decrease in the mortgage asset balance as a result of amortization and redemptions and to the sale of the entire mortgage asset portfolio in June 1997. Interest expense on mortgage assets decreased due to lower short-term borrowing as well as the full repayment in June 1997.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


         Administrative Expenses, Acquisition Related Expenses and Other Income Administrative expenses increased by $139,000 primarily as a result of (i) an increase in expense accruals for stock appreciation rights of $93,000 due to an increase in the Company's common stock price and (ii) an increase of approximately $44,000 in accounting and tax consulting fees. Acquisition related expenses of $6,215,000 relates to (i) the acquisition of the Company's Manager and Property Manager for $5,250,000 (see Note 6), (ii) $802,700 paid its three principal executive officers who are also owners of the Manager and Property Manager in connection with the acquisition of the Winton Properties (see Note 6) and (iii) $162,000 in other expenses related to the Winton Properties. Other income increased by $39,000 due to interest earned on the Company's cash balance which was higher during the 1997 quarter compared with the 1996 quarter.

Comparison of Six Months Ended June 30, 1997 and 1996

         Real Estate Operations - Real estate operating income and expenses increased substantially primarily due to acquisitions made on April 30, 1997. Below are the operating results of the new communities for the period owned by the Company during the first six months of 1997 (in thousands):

         Rental and other income                                      $  3,441
         Property management income                                         46
                                                                      ---------
         Total real estate revenues                                      3,487
                                                                      ---------
         Operating & maintenance expenses                                1,253
         Property management expenses                                       63
         Real estate taxes & insurance expenses                            451
         Interest expense                                                1,072
         Depreciation expense                                              683
                                                                      ---------
         Total real estate operating expenses                            3,522
                                                                      ---------
         Income from real estate                                     ($     35)
                                                                      =========

         On the "same store" basis (i.e., for properties owned by the Company during the first six months of 1996), the Company realized (i) an increase of $105,000 in rental income (primarily in the Houston market) and (ii) an increase of $99,000 in operating expenses. As a result of the sale of the Company's interest in joint ventures, income from the joint ventures decreased by $10,000.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


         The gain on sale of real estate of $474,000 resulted from the sale of the Company's interest in the joint ventures in May of 1997. The Company had no sales of real estate in 1996.

         Mortgage Assets - Prospective yield income decreased due to the decrease in the mortgage asset balance as a result of (i) amortization and redemptions in 1996 and the first quarter of 1997 and (ii) the sale of the entire mortgage asset portfolio in June 1997. Interest expense on mortgage assets decreased due to lower short-term borrowing as well as the full repayment in June 1997.

         Administrative Expenses, Acquisition Related Expenses and Other Income Administrative expenses increased by $608,000 for the six months ended June 30, 1997 primarily as a result of an increase in expense accruals for stock appreciation rights of $672,000 due to an increases in the Company's common stock price. The increases were mitigated by a decrease in management fees of $39,000 as the management contract was terminated on April 30,1997. Acquisition related expenses of $6,215,000 relates to (i) the acquisition of the Company's Manager and Property Manager for $5,250,000 (see Note 6), (ii) $802,700 paid its three principal executive officers who are also owners of the Manager and Property Manager in connection with the acquisition of the Winton Properties (see Note 6) and (iii) $162,000 in other expenses related to the Winton Properties. Other income increased by $186,000 due to interest earned on the Company's cash balance which was higher during the first six months of 1997 compared with the same period in 1996.

         Income from Mortgage Redemption and Sales - As discussed above, the Company has, from time to time, redeemed or sold mortgage assets. In June 1997, the Company sold all of its remaining mortgage assets for approximately $13,350,000 and a gain of $10,970,000. As a result of the sale, the Company no longer owns any mortgage assets and will not realize any additional cash flow or income from mortgage assets. The Company plans to use the proceeds to purchase additional apartment communities that are under evaluation.

         The Company expects net income for future periods will decrease substantially because of the additional depreciation expense from the new apartment communities and the absence of income from mortgage assets.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996

         Funds From Operations - The Company believes that funds from operations ("FFO") is one of the appropriate measures of performance of an equity REIT. FFO is generally defined as net income plus certain non-cash charges (primarily depreciation and amortization), less gains from sales of assets and after adjustments for unconsolidated partnerships and joint ventures. As a result, FFO provides a view of a REIT's performance without regard to depreciation and amortization and gains on sales of assets. The Company has made the following adjustments in calculating FFO, as modified: (i) income from redemptions and sales of mortgage assets is excluded as the Company considers such income to be similar in nature to gains from sales of real estate; certain non-recurring charges are added back as the charges relate to a defined and limited period; and (iii) while the stock options that carry dividend equivalent rights ("DERs") are anti-dilutive, they are included in the FFO per share calculation as the Company believes the options are likely to be exercised by their expiration date of December 16, 1998 because the exercise price is substantially below the current stock price.

         As not all REITs and financial analysts calculate FFO in the same manner, FFO as reported herein may not be comparable to similarly titled measures as reported by other REITs. FFO, as modified, should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of Company's financial performance or to cash flow through operating activities (determined in accordance with generally accepted accounting principles) as FFO excludes income from sales and redemptions of mortgage assets that are included in cash flow through operating activities and (ii) FFO is not adjusted for changes in accrual as is cash flow from operating activities. FFO is not necessarily indicative of available cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements.

         Calculation of FFO, as modified, for the six months ended June 30, 1997 is as follows (in thousands except per share amounts):

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


                                                                   Pro Forma
                                                                   Combined (**)
                                                      Six Months   Six Months
                                                      ----------   -----------
         Net Income                                   $ 10,174     $ 10,242
         Depreciation and amortization                   2,146        3,875
         Certain non-recurring charges (*)               6,953        6,953
         Dividend equivalent rights                        340          340
         Income from redemptions and sales of
               mortgage assets                         (16,650)     (16,650)
         Gain on sale of real estate                      (474)        (474)
                                                      --------     --------
         Funds from operations                        $  2,489     $  4,286
                                                      ========     ========

         Average shares of common stock and
                  common stock equivalents               3,938        5,379
         Effect of assumed exercise of stock options       188          188
                                                      --------     --------
         Assumed number of shares                        4,126        5,567
                                                      ========     ========

         FFO per share                                $   0.60     $   0.77
                                                      ========     ========

         (*) -  Non-recurring  charges relate to stock  appreciation  rights for
         certain   employees,    acquisition-related   expenses   and   contract
         termination expense.

         (**) - The selected unaudited pro forma data for the six months ended June 30, 1997 have been prepared as if the 1997 acquisitions, described below under "1997 Acquisitions", had occurred at January 1, 1997 (See Note 2). The proforma data are provided for information purposes only and are not indicative of the results that would have occurred or which may occur in the future.

         The Company expects its FFO to increase as (i) it completes the construction of its Finisterra Apartments in September 1997 and (ii) it invests the proceeds from the sale of the mortgage assets. The above FFO data, however, are not necessarily indicative of the FFO amounts for future periods as they will depend on the performance of the existing apartment communities and as well as new communities.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


Liquidity, Capital Resources and Commitments

         Comparison of Six Months Ended June 30, 1997 and 1996 - Cash provided by operations for the six months ended June 30, 1997 was $19,919,000 compared with $7,568,000 for the same period in 1996. The increase was primarily a result of a $11,663,000 increase in income from redemptions and sales of mortgage assets ($16,650,000 for the six months ended June 30, 1997 compared to $4,987,000 for the same period in 1996), which was mitigated by a $981,000 decrease in prospective yield income on the mortgage assets.

         Cash used in investing activities for the six months ended June 30, 1997 was $10,340,000 compared with $860,000 for the same period in 1996. The increase in cash usage of $9,480,000 reflects (i) an increase of $10,208,000 in investments in apartments primarily as a result of the acquisitions made in 1997, while making no acquisitions in 1996, (ii) an increase of $2,361,000 of construction expenditures for the Company's Finisterra apartment community and
(iii) an increase of $2,418,000 in restricted cash related primarily to the 1997 acquisitions of apartment communities. The increase in cash usage was mitigated by (i) an increase of $2,025,000 in the reduction in mortgage assets, (ii) $3,178,000 from joint venture distributions and proceeds resulting from the sale of the Company's interest in such joint ventures and (iii) net increase of $304,000 in cash provided by other real estate and land held for development.

         Cash provided by financing activities for the six months ended June 30, 1997 was $5,719,000 compared with cash used in financing activities of $3,682,000 for the same period in 1996. The increase of $9,401,000 reflects (i) an increase in the issuance of real estate notes payable of $3,000,000 related to the acquisitions made during 1997, with no similar purchases in 1996, (ii) an increase of $12,049,000 in proceeds from the Finisterra Apartment's construction loan and (iii) an increase of $17,000 from the exercise of stock options. The increase was mitigated by (i) an increase of $638,000 in payments of dividends due to the stock issuance in 1997, (iv) an increase in distributions on LP Units of $471,000 as the LP Units did not exist in 1996, (iii) a decrease in the accrued construction cost payable of $3,003,000 for the Finisterra Apartment community, (iv) an increase of $1,048,000 in loan fees related to the properties acquired in 1997, (v) an increase of $481,000 in the acquisition of treasury stock and (vi) a net increase in payments on real estate loans and short-term borrowing of $24,000.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Quarters and Six Months Ended June 30, 1997 and 1996


         1997 Acquisitions - In March 1997, the Company acquired a 266-unit apartment community for $4,450,000 and obtained a first mortgage loan of $3,700,000 with a fixed rate of 8.39%. The Company issued 86,500 shares of common stock for net proceeds of $1,622,000 to provide for the cash used in the acquisition. The Company plans to spend $700,000 on numerous substantive improvements to the community.

          On April 30, 1997, the Company completed the acquisition of 13 apartment communities containing 2,260 units located in Houston and Dallas, Texas and Pullman, Washington, and one office building located in Seattle, Washington (the "Winton Properties"). The sellers were 15 separate limited partnerships in which Don W. Winton was the general partner. The total purchase price of the properties was approximately $83,223,000. The Company (i) assumed or refinanced first mortgage loans totalling $49,396,000, (ii) issued 682,095 shares of common stock, (iii) issued operating partnership units convertible to 943,705 shares of common stock of the Company after one year, and (iv) paid the sellers $1,250,000 for transaction costs. As a part of the acquisition, the Company issued 70,284 shares of common stock to acquire the entire interests in Winton & Associates, the property management company for the Winton Properties.

         In April 1997, the Company acquired an apartment community for $6,000,000 and obtained a first mortgage loan for $4,400,000 with a fixed rate of 8.57%. On May 9, 1997, the Company acquired an apartment community for $4,059,000 and obtained a first mortgage loan of $2,900,000 with a fixed rate of 8.67%. The Company expects to invest $1,000,000 in capital improvements in these two communities. The Company issued 187,847 shares of common stock for total net proceeds of $3,394,000 to pay for the two purchases.

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

         With the above acquisitions, the total monthly principal and interest payments on the real estate mortgage loans are approximately $1,023,000, and the monthly deposits to loan escrow accounts for property taxes, insurance and capital replacements are approximately $464,000. The Company estimates that it will spend approximately $1,674,000 during the remainder of 1997 in capital replacement and improvement expenditures.

         Concurrent with the acquisition of the Winton Properties, the Company acquired the entire interests in Pima Mortgage and Pima Realty (collectively the "Pima Entities") in exchange for 262,008 shares of its common stock. The cost of the acquisition of $5,250,000 is assigned to the contracts between the Company and the Pima Entities. In addition, the Company paid its three principal executive officers who are also owners of the Pima Entities $802,700 in connection with the acquisition of the Winton Properties. As the contracts with the Pima Entities were effectively terminated, the cost of the Pima Entities and the amounts paid to the executive officers were recorded as acquisition related expenses in the second quarter of 1997.

         The Company anticipates that the above acquisitions will result in (i) significant increases in the Company's gross income and operating expenses, (ii) an increase in interest expenses on real estate mortgages, (iii) a decrease in administrative expenses resulting from the replacement of management fees previously paid to the Pima Entities by Company with salaries that are now paid to the owners of the managers who have become employees of the Company as of May l, 1997.

         Cash Balances - At June 30, 1997, the Company had cash of $17,701,000. The Company intends to use such funds for acquiring apartment communities, making capital improvements on existing apartment communities, paying dividends and other corporate uses.



Other Information

         Apartment leases generally are for terms of six to 12 months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire.

                           ASR INVESTMENTS CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       For the Quarter Ended June 30, 1997


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None
                  -----------------

Item 2.           Changes in Securities - Not applicable
                  ---------------------

Item 3.           Defaults Upon Senior Securities - Not applicable
                  -------------------------------

Item 4.            Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

         (a) A special meeting of the stockholders of the Company was held on April 23, 1997 at 9:00 a.m., at the Viscount Suite Hotel, 4855 E. Broadway, Tucson, Arizona. There were 3,147,150 shares outstanding on the date of record for the special meeting.

         (b) As described in the Proxy Statement dated March 27, 1997, the Company entered into a Master Combination and Contribution Agreement pursuant to which the Company would acquire up to 13 apartment communities, one office building and a related property management company as well as the Company's manager and property manager. The proposals were approved and the votes were as follows:

         Proposal 1a, the approval of the Combination Proposal:

           FOR        AGAINST         ABSTAIN             BROKER NON-VOTE
           ---        -------         -------             ---------------
         829,750      119,500          60,603                1,455,268

         Proposal 1b(i), the approval of the acquisition of the 14 properties, related management company and other related components of the Combination
Proposal:

           FOR        AGAINST         ABSTAIN             BROKER NON-VOTE
           ---        -------         -------             ---------------
         760,235      111,174          32,263                1,561,235

         Proposal 1 b(ii), the approval of the components related to the mergers of the Company's manager and property management company and the amendment to
Section 3.08 of the Bylaws of the Company.

           FOR        AGAINST         ABSTAIN             BROKER NON-VOTE
           ---        -------         -------             ---------------
         747,197      119,081          37,611                1,561,235

         Proposal 2, approval and adoption of the Amendment and Restatement of the Amended and Restated Articles of Incorporation of the Company to include additional provisions designed to further protect the Company's status as a real estate investment trust:

           FOR        AGAINST         ABSTAIN             BROKER NON-VOTE
           ---        -------         -------             ---------------
         2,351,432     76,326          37,363                    0


Item 5.           Other Information - Not applicable
                  -----------------

Item 6            Exhibits and Reports on Form 8-K -
                  --------------------------------

         (a)  Exhibits - 27.1 Financial Data Schedule (For SEC use only)

         (b) Reports on Form 8-K:

         A report on Form 8-K dated April 30, 1997 and filed on May 15, 1997, reporting the acquisition of 14 properties and the related property management company (Winton & Associates), the Company's manager (Pima Mortgage L.P.) and the Company's property manager (Pima Realty Advisors, Inc.).

         A Form 8-K/A-1, dated April 30, 1997, was filed on June 6 , 1997 amending the Form 8-K filed on May 15, 1997 to include (i) historical summary of revenues and certain operating expenses for the year ended December 31, 1996 and the three months ended March 31, 1997, (ii) proforma combined financial statements for the quarter ended March 31, 1997 and the year ended December 31, 1996 and (iii) other financial information and exhibits for the acquisitions described in the 8-K.

         A Form 8-K, dated June 4, 1997, was filed on June 17, 1997, reporting the sale of all the Company's mortgage assets.

                         * * * * * * * * * * * * * * * *

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASR INVESTMENTS CORPORATION


Mary C. Clements                       Joseph C. Chan
-------------------------              ------------------
Mary C. Clements                       Joseph C. Chan
Controller                             Executive Vice President,
August 13, 1997                        Chief Operating Officer,
                                       Chief Financial and Accounting Officer
                                       August 13, 1997