Form 10-Q
period 1997-09-30
ASR INVESTMENTS CORP
filed 1997-11-12
CIK 817383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended: September 30, 1997 Commission File Number: 1-9646
                         ------------------

                           ASR Investments Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                                    Maryland
                  ---------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   86-0587826
                          ----------------------------
                      (I.R.S. Employer Identification No.)

                   335 N. Wilmot, Suite 250, Tucson, AZ 85711
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (520) 748-2111
                    ----------------------------------------
              (Registrant's telephone number, including area code)

                                (Not applicable)
                      -------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

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

        Common Stock (par value $.01) outstanding as of November 7, 1997:
                                4,990,057 shares.

                           ASR INVESTMENTS CORPORATION
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                   1997         1996
                                                                 ---------    ---------
   Assets
     Real estate investments, at cost:
        Land                                                     $  49,522    $  15,514
        Buildings and improvements                                 210,969       58,476
        Construction in progress                                                 14,694
        Land held for development                                      925          925
        Investments in joint ventures                                             2,811
        Other real estate                                              841        1,022
                                                                 ---------    ---------
            Total real estate investments                          262,257       93,442
        Accumulated depreciation                                   (11,539)      (7,504)
                                                                 ---------    ---------
            Real estate investments, net of depreciation           250,718       85,938
     Cash and cash equivalents                                      11,201        2,403
     Mortgage assets                                                              5,039
     Restricted cash                                                 7,731        2,930
     Deferred loan fees                                              2,262        1,090
     Goodwill                                                        1,373
     Other assets                                                    2,020          396
                                                                 ---------    ---------
            Total assets                                         $ 275,305    $  97,796
                                                                 =========    =========
   Liabilities
     Real estate notes payable                                   $ 167,273    $  48,855
     Construction loan payable                                                      255
     Short-term borrowing                                                         2,014
     Construction costs payable                                                   1,581
     Security deposits and deferred rental income                    2,131          644
     Other liabilities                                               7,916        4,345
                                                                 ---------    ---------
            Total  liabilities                                     177,320       57,694
                                                                 ---------    ---------
   Stockholders' Equity
     Convertible LP Units  (Note 3)                                 19,527
     Common Stock, par value $.01 per share, 40,000,000 shares
     authorized; 5,088,613 and 3,307,892 shares issued                  50           33
     Additional paid in capital                                    191,520      155,964
     Deficit                                                      (109,767)    (112,964)
     Stock note receivable                                            (317)        (385)
     Treasury stock - 184,742 and 160,742  shares                   (3,028)      (2,546)
                                                                 ---------    ---------
             Total  stockholders'  equity                           97,985       40,102
                                                                 ---------    ---------
        Total  liabilities  and  stockholders'  equity           $ 275,305    $  97,796
                                                                 =========    =========

See Notes to Consolidated Financial Statements.
                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Operations
            For the Quarters and Nine Months Ended September 30, 1997
                and 1996 (In thousands except per share amounts)
                                   (Unaudited)

                                                     Quarters              Nine Months
                                               --------------------    --------------------
                                                 1997        1996        1997        1996
                                               --------    --------    --------    --------
Real  Estate  Operations
   Rental and other income                     $  9,890    $  3,660    $ 20,777    $ 10,941
                                               --------    --------    --------    --------
   Operating and maintenance expenses             3,559       1,452       7,549       4,007
   Real estate taxes and insurance                1,024         350       2,173       1,069
   Interest expense on real estate mortgages      3,058       1,079       6,435       3,269
   Depreciation and amortization                  1,999         706       4,031       2,074
                                               --------    --------    --------    --------
     Total operating expenses                     9,640       3,587      20,188      10,419
                                               --------    --------    --------    --------
   Income from  real  estate                        250          73         589         522
                                               --------    --------    --------    --------
   Gain on sale of real estate                                              474
                                                                       --------
Mortgage  Assets
   Prospective yield income                                     604         588       2,174
   Income from redemptions and sales                          2,738      16,650       7,725
   Interest expense                                             (28)        (25)       (152)
                                                           --------    --------    --------
   Income from mortgage assets                                3,314      17,213       9,747
                                                           --------    --------    --------
 Income Before Administrative Expenses
   and Other Income (Expense)                       250       3,387      18,276      10,269
   Administrative expenses                         (616)     (1,018)     (2,560)     (2,355)
   Aquisition related expenses                                 (404)     (6,215)       (404)
   Other income (expense), net                      342         127         649         248
                                               --------    --------    --------    --------
Net Income (Loss)                              ($    24)   $  2,092    $ 10,150    $  7,758
                                               --------    --------    --------    --------

Net  Income  Per  Share of Common
   Stock and Common Stock Equivalents          $   0.00    $   0.66    $   2.28    $   2.46
                                               ========    ========    ========    ========
Average  Shares of Common Stock and
   Common Stock Equivalents                       5,448       3,155       4,447       3,155
                                               ========    ========    ========    ========
Dividends  Declared  Per  Share                $   0.50    $   0.50    $   1.50    $   1.50
                                               ========    ========    ========    ========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996
                                 (In Thousands)
                                   (Unaudited)

OPERATING ACTIVITIES                                         1997        1996
                                                           --------    --------
Net income                                                 $ 10,150    $  7,758
Principal noncash charges
    Depreciation and amortization                             4,442       2,415
    Aquisition related expenses                               5,250
    Gain on sale of real estate                                (474)
    Increase in deferred compensation                         1,271
    Increase in stock appreciation rights                       672         507
    Increase in other assets                                 (1,624)       (182)
    Increase in other liabilities                             3,720       1,147
                                                           --------    --------
Cash Provided By Operations                                  23,407      11,645
                                                           --------    --------
INVESTING  ACTIVITIES
Investment in apartments                                    (22,528)       (854)
Construction expenditures                                    (6,209)     (7,027)
Proceeds from sale of real estate                             2,830
Investment in joint ventures                                    358         (28)
Purchase of land for development                                            (60)
Other real estate assets                                        181         269
Restricted cash                                              (4,801)       (791)
Reduction in mortgage assets                                  5,039       6,350
                                                           --------    --------
Cash Used In Investing Activities                           (25,130)     (2,141)
                                                           --------    --------
FINANCING ACTIVITIES
Issuance of real estate notes payable                        10,410
Payment of loan costs                                        (1,453)        (71)
Proceeds from construction loan                              12,595         247
Repayment of real estate notes                                 (844)       (316)
Short-term borrowing                                         (2,014)     (2,541)
Construction costs payable                                   (1,581)      1,384
Stock options exercised                                          17          23
Payment of dividends                                         (6,011)     (4,734)
Payment of stock notes                                           68
Distributions on LP Units                                      (942)
Other                                                           276
                                                           --------    --------
Cash Provided By (Used In) Financing Activities              10,521      (6,008)
                                                           --------    --------
CASH
    Increase during the period                                8,798       3,496
    Balance - beginning of period                             2,403       2,421
                                                           --------    --------
    Balance - end of period                                $ 11,201    $  5,917
                                                           ========    ========
Supplemental Disclosure of Cash Flow Information
Interest paid                                              $  7,024    $  3,424
Interest capitalized                                            638         139
Stock issued for contract termination                         5,250
Non-cash transactions associated with acquisitions:
     Issuance of common stock                                30,306
     Issuance of convertible LP Units                        19,527
     Notes payable assumed                                   95,397

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                                                               Common
                                                                          Additional                          Stock in
                              Number of  Number of      LP        Par      Paid-In                 Notes      Treasury-
                                Shares   LP Units     Units      Value     Capital    Deficit    Receivable    at Cost      Total
                              ---------  ---------  ---------  ---------  ---------  ---------   ----------   ---------   ---------
Balance, December 31, 1996        3,308                        $      33  $ 155,964  ($112,964)  ($    385)  ($  2,546)  $  40,102
Net income                                                                              10,150                              10,150
Dividends declared                                                                      (6,953)         68                  (6,885)
Stock issuance (repurchase)       1,781        971  $  19,527         17      35556                               (482)     54,618
                              ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Balance, September 30, 1997       5,089        971  $  19,527  $      50  $ 191,520  ($109,767)  ($    317)  ($  3,028)  $  97,985
                              =========  =========  =========  =========  =========  =========   =========   =========   =========

See Notes to Consolidated Financial Statements.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


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

         New Accounting Standard - In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the number of shares used for the basic EPS computation to the diluted EPS computation. The new statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of SFAS No. 128 will not result in any material change to the earnings per share amounts for the quarters and nine months ended September 30, 1997 and 1996.

         FASB No. 129 - Disclosure of information about Capital Structure, FASB No. 130 - Reporting Comprehensive Income, and FASB No. 131 - Disclosures about Segments of an Enterprise and Related Information were also issued during 1997. These new statements are effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of these statements will not have any material effect on the Company's consolidated financial statements for the quarters and nine months ended September 30, 1997 and 1996.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


         Convertible LP Units - The limited partnership units of Heritage Communities L.P. held by non-affiliates of the Company are accounted for as a part of stockholders' equity. Distributions on the units are subtracted from deficit as declared. LP units held by non-affiliates are considered common stock equivalents in the determination of earnings per share. See Note 3 for additional description of the Partnership.

         Gain on Sale of Real Estate - Gains on sales of properties are recognized by the Company when the recognition criteria set forth by generally accounting principles have been met.

         Forward-Looking Statements - This Form 10-Q report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of, among other things, the risk factors set forth in the Company's filings with the Securities and Exchange Commission, changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

2.       REAL ESTATE ACQUISITIONS AND DEVELOPMENT

         At December 31, 1996, the Company owned directly 18 apartment communities (2,683 units) in operation and one community (Finisterra Apartments) under construction. These communities are located in Arizona, Texas, and New Mexico. The Company completed the construction of the Finisterra Apartments (356 units) in July 1997. The Company made the following acquisitions during 1997 (dollars in thousands):

                                              First         Second        Third
                                             Quarter       Quarter       Quarter
                                             -------       -------       -------
Number of communities acquired                     1            17             4
Number of units acquired                         266         3,043         1,102
Total purchase price                        $  4,450      $118,782      $ 39,996
Total mortgage loans                        $  3,700      $ 75,696      $ 26,411

         Winton Acquisition - On April 30, 1997, the Company completed the acquisition of 13 apartment communities containing 2,260 units located in Houston and

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


Dallas, Texas and Pullman, Washington, and one office building located in Seattle, Washington (the "Winton Properties"). The acquisitions were made pursuant to a Master Combination and Contribution Agreement dated November 8, 1996. The sellers were 15 separate limited partnerships in which Don W. Winton was the general partner. The total purchase price of the properties was approximately $83,223,000. The Company (i) assumed or refinanced first mortgage loans totalling $49,396,000, (ii) issued 682,098 shares of common stock, (iii) issued limited partnership units ("LP Units") convertible to 943,701 shares of common stock of the Company after April 30, 1998; and (iv) paid the sellers $1,250,000 for transaction costs. As a part of the acquisition, the Company issued 70,284 shares of common stock to acquire the entire interests in Winton & Associates, the property management company for the Winton Properties.

         The acquisitions of the Winton Properties and Winton & Associates have been accounted for under the purchase method. The common stock and the LP Units are recorded at $20.038 per share, the average closing price of the Company's common stock for the ten days preceding the announcement of the acquisitions on November 19, 1996. The excess of the cost of the purchase price of Winton & Associates over the net tangible assets acquired is recorded as goodwill that is amortized over 20 years.

         Merit Acquisition - On September 18, 1997, the Company acquired a portfolio of three apartment communities (totaling 900 units) in Dallas, Texas, for approximately $29,346,000. The Company (i) obtained or assumed mortgage loans of approximately $18,511,000 with an average fixed interest rate of 7.57%,
(ii) issued 374,581 shares of common stock and 27,721 of convertible LP units, and (iii) paid $2,400,000 in cash to the sellers. The Company plans to spend $1,900,000 on numerous substantive improvements to the communities.

         Individual Acquisitions - In March 1997, the Company acquired a 266-unit apartment community in northwest Houston, Texas for $4,450,000. The Company planned to spend $700,000 on numerous substantive improvements to the community. The Company obtained a first mortgage loan of $3,700,000 with a fixed rate of 8.39%. The Company issued 86,500 shares of common stock for net proceeds of $1,622,000 to provide for the cash used in the acquisition.

         In April 1997, the Company acquired a 257-unit community in Houston, Texas, for $6,000,000 and obtained a first mortgage loan for $4,400,000 with a fixed interest rate

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


of 8.57%. The Company planned to spend $600,000 on numerous substantive improvements to the community. On May 9, 1997, the Company acquired a 176-unit apartment community in Seattle, Washington, for $4,059,000 and obtained a first mortgage loan of $2,900,000 with a fixed interest rate of 8.67%. The Company planned to spend $400,000 on numerous substantive improvements to the community. The Company issued 187,847 shares of common stock for total net proceeds of $3,394,000 to pay for the two purchases.

         On September 30, 1997, the Company acquired a 202-unit apartment community located in Kennewick, Washington, for $10,650,000. The Company (i) assumed mortgage debt of $7,900,000 with an interest rate of 7.87%, (ii) issued 91,678 shares of the Company's common stock and (iii) paid $650,000 in cash to the seller. As the community is relatively new, the Company does not plan to incur major capital improvement expenditures.

         On October 27, 1997, the Company acquired a 276-unit apartment community in Kitsap County, Washington, for $13,249,000. The Company (i) obtained or assumed mortgage loans of approximately $7,825,000 with an average fixed interest rate of 8.47%, (ii) issued 86,184 shares of common stock and
(iii) paid $3,100,000 in cash to the seller. As the community is relatively new, the Company does not plan to incur major capital improvement expenditures.

         Development - In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments, in Tempe, Arizona. In June 1997, the construction was substantially completed at a total cost of approximately $21,000,000.

         Joint Ventures - Prior to May 1997, the Company owned six apartment communities (1,441 units) through joint ventures in which the Company was a 15% equity partner and the managing partner. On May 1, 1997, the Company acquired the remaining interest in one joint venture, La Privada Apartments L.L.C., for $8,233,000 and sold to its partner the Company's entire interests in the other five joint ventures for total net proceeds of $2,062,000. The Company recorded a gain of $474,000 on the sale. The La Privada Apartments is a 350-unit community in Scottsdale, Arizona. The Company obtained a $3,000,000 loan to pay for the acquisition. The loan bears interest at 3% over LIBOR. The purchase increased the Company's investment in apartments by approximately $25,500,000 and real estate notes payable by $19,000,000.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


         With the above transactions, the Company currently owns 41 apartment communities containing 7,725 units and an office building.

         Proforma Data - The following selected unaudited pro forma results of operations data for the quarter and nine months ended September 30, 1997 have been prepared as if the above transactions had occurred at January 1, 1997. The proforma data are provided for information purposes only and are not indicative of the results that would have occurred or which may occur in the future (in thousands, except per share amounts).

                                              Quarter    Nine Months
                                              -------    -----------
            Real estate revenues              $ 11,980    $ 34,540
            Real estate operating expenses:
                 Operating expenses             (5,506)    (15,824)
                 Depreciation                   (2,489)     (7,330)
                 Interest                       (3,607)    (10,282)
                                              --------    --------
            Income from real estate                378       1,104
            Gain on sale of real estate           --           474
            Income from mortgage assets           --        17,265
            Acquisition related expenses          --        (6,215)
            Administrative expenses               (616)     (2,506)
            Other income                           267         342
                                              --------    --------
            Proforma Net Income               $     29    $ 10,464
                                              ========    ========
            Pro Forma Net Income Per  Share   $      0    $   1.76
                                              ========    ========

3.       HERITAGE COMMUNITIES L.P.

         The Company formed Heritage Communities L.P. ("Heritage LP"), an operating partnership, in 1997 for the purpose of acquiring the Winton Properties and other apartment communities. Heritage is a Delaware limited partnership in which the Company and a wholly owned subsidiary of the Company, Heritage SGP, are the sole general partners. To the extent that Heritage LP has sufficient operating cash flows, holders of limited partnership units ("LP Units") will receive quarterly distributions per unit equal to the per share dividend on the Company's common stock. To the extent that Heritage LP has insufficient cash to pay the distributions, the holders of LP units will be credited for the unpaid distribution and interest on the unpaid distribution; such unpaid balances will be given priority for future distributions.

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


         Heritage LP's items of income, gain, loss and deduction are allocated among its partners, subject to certain special allocations, in a similar manner for purposes of both book gain or loss and tax gain or loss. Net income is allocated (i) first, to each limited partner to the extent that, on a cumulative basis, net losses previously allocated to the limited partners exceed net income previously allocated to limited partners, (ii) second, to each limited partner to the extent that such limited partner has been allocated on a cumulative basis, net income equal to the sum of the distributions paid to such limited partner and the unreturned balances in the accrual accounts and the unpaid distribution accounts maintained with respect to the LP Units held by such limited partner, and (iii) the general partners on a pro rata basis. Notwithstanding the allocations in (i) and (ii) above, at least one percent of each item of gain, loss, income and deduction for each year is allocated to the general partners.

         Net losses are allocated to the partners in accordance with their respective percentage interests in Heritage LP, except that net losses are not allocated to any limited partner to the extent that such allocation would cause the limited partner to have an adjusted capital account deficit at the end of the taxable year. All net losses in excess of such limitations will be allocated to the general partners on a pro rata basis

         The LP Units are convertible to one share of the Company's Common Stock after one year from the date of issuance. If an LP Unit is converted prior to April 30, 2007, the holder will also be paid any unpaid balances in the holder's distribution account. An LP Unit holder who exercises the conversion after April 30, 2007 will not be paid any unpaid balance in the holder's distribution account if the market value of the Company's common stock is equal to at least 110% of the sum of the initial contribution and the unpaid balance.

         Holders of LP Units do not have the right to take part in the management or control of the business or affairs of Heritage L.P. Amendment of the partnership agreement would require the consent of the general partners and more than 50% of the LP Units. Heritage L.P. will be dissolved upon the occurrence of certain specified and limited events or December 31, 2086.

         Heritage LP issued 943,701 LP Units to the sellers of the Winton Properties and 27,721 LP Units to the sellers of the three Dallas apartment communities acquired in September. As of September 30, 1997, Heritage LP had 2,632,426 LP Units outstanding,

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


of which 1,661,004 Units (63.1%) were owned by the Company. Heritage LP declared a distribution of $0.50 per Unit for each of the quarters ended June 30, 1997 and September 30, 1997. In October 1997, Heritage LP issued 226,411 LP Units to the Company in connection with an acquisition.

4.       MORTGAGE ASSETS

         In June 1997, the Company sold all of its remaining mortgage assets for $13,350,000 and a gain of $10,970,000. The Company paid off the related short-term borrowing of $500,000. The Company received a total of $20,880,000 from the sale or redemption of mortgage assets and realized total redemption income of $16,650,000 during 1997. During the first nine months of 1996, the Company received a total of $6,000,000 from the sale or redemption of mortgage assets and realized total redemption income of $4,987,000.

5.       NOTES PAYABLE

         During the first nine months of 1997, the Company obtained new mortgage loans or assumed existing mortgage loans totalling $105,807,000 in connection with its apartment acquisitions. At September 30, 1997, the total permanent mortgage loans had a weighted average stated rate of 8.2%.

         In addition, the Company has converted the construction loan ($12,850,000 outstanding at September 30, 1997) to a three-month loan that bears interest at 2.5% over the one-month LIBOR. The Company is working on refinancing it to a permanent loan at a lower interest rate.

6.       RELATED PARTY TRANSACTIONS

         From the inception of the Company through April 30, 1997, Pima Mortgage L.P. (the "Manager"), managed the operations of the Company pursuant to a management agreement. The Company also had a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager") for each of its apartment communities. The Manager and the Property Manager were owned by three principal executive officers of the Company. On April 30, 1997, pursuant to the approval of the Company's stockholders, the Company acquired the entire interests in the Manager and the Property

                           ASR INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


Manager for 262,008 shares of common stock and terminated the management agreements. The common stock issued was recorded at $20.038 per share which was the average closing price of the common stock for the ten days preceding the public announcement of the acquisition. In addition, the Company paid the three principal executive officers $802,700 in connection with the acquisition of the Winton Properties. As the contracts with the Pima entities were effectively terminated, the cost of the Pima entities and the amounts paid to the executive officers were recorded as an acquisition related expense in the accompanying statements of income.

         The Company paid the Manager management fee and administrative fee of $219,000 for 1997 and $430,000 for the first nine months of 1996. The Company paid the Property Manager $190,000 for 1997 and $329,800, for the first nine months of 1996.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


General

         ASR Investments Corporation (the "Company") is a real estate investment trust engaged primarily in the acquisition and operation of apartment communities in the southwestern United States. At December 31, 1996, the Company owned directly 18 apartment communities (2,683 units) in operation and one community (Finisterra Apartments) under construction. These communities are located in Arizona, Texas, and New Mexico. The Company completed the construction of the Finisterra Apartments (356 units) in July 1997 and made substantial amounts of acquisitions in 1997. See Note 2 to consolidated financial statements for certain detailed information on the acquisitions. Below is a summary of the 1997 acquisitions (dollars in thousands):

                                                 First       Second      Third
                                                Quarter     Quarter     Quarter
                                                -------     -------     -------
Number of communities acquired                         1          17           4
Number of units acquired                             266       3,043       1,102
Total purchase price                            $  4,450    $118,782    $ 39,996
Total mortgage loans                            $  3,700    $ 75,696    $ 26,411
Number of common stock issued                     86,500     869,945     466,259
Number of convertible LP Units issued               --       943,701      27,721

         In May 1997, the Company sold to its partner the Company's entire interests in five joint ventures for total net proceeds of $2,062,000.

         At September 30, 1997, the Company owned 40 apartment communities with a total of 7,449 units and an office building.

         In June 1997, the Company sold all its remaining mortgage assets for $13,350,000 for a gain of $10,970,000. During 1997, the Company received
$22,277,000 from the sale or redemption of mortgage assets. The Company is re-investing a majority of the proceeds in additional apartment communities. As a result of the sale of all of its mortgage assets, the Company will not realize any mortgage asset cash flows or income in future periods.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


Results of Operations

Comparison of Quarters Ended September 30, 1997 and 1996

         Real Estate Operations - Real estate operating income and expenses increased substantially primarily due to acquisitions made in 1997. Below are the operating results of the new communities for the period owned by the Company during the third quarter of 1997 (in thousands):

                Rental and other income                  $6,222
                Property management income                   68
                                                         ------
                Total real estate revenues                6,290
                                                         ------
                Operating & maintenance expenses          2,080
                Property management expenses                 61
                Real estate taxes & insurance expenses      678
                Interest expense                          1,940
                Depreciation expense                      1,291
                                                         ------
                Total real estate operating expenses      6,050
                                                         ------
                Income from real estate                  $  240
                                                         ======

         On the "same store" basis (i.e., for properties owned by the Company during the third quarter of 1996), the Company realized a 0.1% increase in net operating income ("NOI"). Below are the rates of increase or decrease in the components of the NOI:

                                     Oper. &          Taxes
                       Rental         Maint.        Insurance
                       Income        Expense         Expense           NOI
                       ------        -------         -------           ---
Total                  (1.0%)         (2.3%)          (1.2%)           0.1%
Tucson                 (7.5%)         (3.9%)           9.4%          (12.9%)
Phoenix                11.0%           0.0%           12.5%           21.7%
Houston                 3.6%          (3.9%)          (4.9%)          14.3%
Albuquerque            (1.8%)          6.0%           (8.2%)          (4.8%)

         The operating results of the Company's portfolio for the third quarters generally are lower than the other quarters because (i) the Tucson, Phoenix and Albuquerque markets are slower in the summer months and (ii) the Company has two communities in

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


Pullman, Washington that have significantly lower occupancy rates in the summer months because they are occupied primarily by college students.

         Mortgage Assets - There was no income from mortgage assets in the third quarter of 1997 as the Company sold the entire mortgage asset portfolio in June 1997.

         Administrative Expenses, Acquisition Related Expenses and Other Income Administrative expenses decreased by $402,000 primarily as a result of an expense accrual of $507,000 made in the third quarter 1996 for stock appreciation rights while no similar expense was made in the same quarter of 1997. Acquisition related expenses decreased by $404,000 (related to the acquisition of the Winton properties) as there were no acquisition related expenses recorded in the 1997 quarter. Other income increased by $215,000 due to higher interest income earned on the proceeds from the sale of the mortgage assets.

         Common Stock and Common Stock Equivalents - The average shares of common stock and common stock equivalents outstanding increased due to the issuance of the common stock and convertible LP Units in connection with apartment acquisitions and the acquisition of the management companies (see Note 6 to consolidated financial statements).

Comparison of Nine Months Ended September 30, 1997 and 1996

         Real Estate Operations - Real estate operating income and expenses increased substantially primarily due to acquisitions made in 1997. Below are the operating results of the new communities for the period owned by the Company during the first nine months of 1997 (in thousands):

             Rental and other income                         $9,802
                                                             ------
             Operating & maintenance expenses                 3,333
             Property management expenses                       124
             Real estate taxes & insurance expenses           1,129
             Interest expense                                 3,081
             Depreciation expense                             1,953
                                                             ------
             Total real estate operating expenses             9,620
                                                             ------
             Income from real estate                         $  182
                                                             ======

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


         On the "same store" basis (i.e., for properties owned by the Company during the first nine months of 1996), the Company realized a 0.1% increase in net operating income ("NOI"). Below are the rates of increase or decrease in the components of the NOI:

                                    Oper. &          Taxes
                      Rental         Maint.        Insurance
                      Income        Expense         Expense           NOI
                      ------        -------         -------           ---
Total                  1.0%           2.1%           (2.3%)           0.1%
Tucson                (3.2%)         (2.4%)           0.7%           (4.2%)
Phoenix                6.3%           3.3%           (0.2%)           8.5%
Houston                6.1%           4.0%           (7.4%)          12.6%
Albuquerque           (3.6%)          9.5%           12.0%          (10.7%)

         The gain on sale of real estate of $474,000 resulted from the sale of the Company's interest in the joint ventures in May of 1997. Income from the joint ventures for the 1996 quarter was $23,000.

         Mortgage Assets - Decreases in income from mortgage assets and related interest expense were due to the sale of the entire mortgage asset portfolio in June 1997.

         Administrative Expenses, Acquisition Related Expenses and Other Income Administrative expenses increased by $205,000 for the nine months ended September 30, 1997 primarily as a result of an increase in expense accruals for stock appreciation rights of $165,000 due to an increase in the Company's common stock price. Acquisition related expenses increased by $5,811,000 as a result of the acquisition of the Company's Manager and Property Manager and the payment of certain bonuses in connection with the acquisition of the Winton properties (see
Note 6 to the consolidated financial statements). Other income increased by $401,000 due to interest earned on the proceeds from the sale of the mortgage assets in 1997.

Funds From Operations

         Funds from operations ("FFO") is one of the common measures of performance in the equity REIT industry. FFO is generally defined as net income plus certain non-cash charges (primarily depreciation and amortization), less gains from sales of assets and after adjustments for unconsolidated partnerships and joint ventures. The Company has made

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


the following adjustments in calculating its FFO, as modified: (i) income from redemptions and sales of mortgage assets is excluded as the Company considers such income to be similar in nature to gains from sales of real estate; (ii) certain non-recurring charges are added back as the charges relate to a defined and limited period; and (iii) while the stock options that carry dividend equivalent rights ("DERs") are anti-dilutive, they are included in the FFO per share calculation as the Company believes the options are likely to be exercised by their expiration date of December 16, 1998 because the exercise price is substantially below the current stock price.

         As not all REITs and financial analysts calculate FFO in the same manner, FFO as reported herein may not be comparable to similarly titled measures as reported by other REITs. FFO, as modified, should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of Company's financial performance. FFO also should not be considered as an alternative to cash flow from operating activities determined in accordance with generally accepted accounting principles because (i) FFO excludes income from sales and redemptions of mortgage assets that are included in cash flow through operating activities,
(ii) FFO is adjusted to exclude certain non-recurring charges, and (iii) FFO is not adjusted for changes in accrual as is cash flow from operating activities. FFO is not necessarily indicative of available cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements.

         As described in Note 2 to the consolidated financial statements, the Company has made numerous acquisitions in 1997. The Company has also presented the proforma FFO data assuming that all of the acquisitions were completed as of the beginning of the period. The proforma data are provided for information purposes only and are not indicative of the results that would have occurred or which may occur in the future. Actual and proforma FFO data, as modified, for the quarter and nine months ended September 30, 1997, are as follows (in thousands except per share amounts):

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


Quarter:
                                                      Actual          Pro Forma
                                                    --------           --------
Net Income (loss)                                   $    (24)          $     29
Depreciation and amortization                          2,017              2,507
Certain non-recurring charges (*)                         30                 30
Dividend equivalent rights                               170                170
                                                    --------           --------
Funds from operations                               $  2,193           $  2,736
                                                    ========           ========

Average shares of common stock and
         common stock equivalents                      5,448              5,961
Effect of assumed exercise of stock options              188                188
                                                    --------           --------
Assumed number of shares                               5,636              6,149
                                                    ========           ========

FFO per share                                       $   0.39           $   0.45
                                                    ========           ========

Nine Months:
                                                     Actual           Pro Forma
                                                    --------           --------
Net Income                                          $ 10,150           $ 10,464
Depreciation and amortization                          4,174              7,456
Certain non-recurring charges (*)                      7,043              7,043
Dividend equivalent rights                               510                510
Income from redemptions and sales of
      mortgage assets                                (16,650)           (16,650)
Gain on sale of real estate                             (474)              (474)
                                                    --------           --------
Funds from operations                               $  4,753           $  8,349
                                                    ========           ========

Average shares of common stock and
         common stock equivalents                      4,447              5,961
Effect of assumed exercise of stock options              188                188
                                                    --------           --------
Assumed number of shares                               4,635              6,149
                                                    ========           ========

FFO per share                                       $   1.03           $   1.36
                                                    ========           ========

         (*) -  Non-recurring  charges relate to stock  appreciation  rights for
certain  employees,   acquisition-related   expenses  and  contract  termination
expense.

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


         The operating results of the Company's portfolio for the third quarters generally are lower than the other quarters because (i) the Tucson, Phoenix and Albuquerque markets are slower in the summer months and (ii) the Company has two communities in Pullman, Washington that have significantly lower occupancy rates in the summer months because they are occupied primarily by college students. The Company expects its FFO to increase as (i) the Finisterra Apartments achieved stabilization (90% occupancy rate) in August, (ii) it invests the remaining proceeds from the sale of the mortgage assets and (iii) it completes substantial capital improvements to certain communities acquired in 1997. The above FFO data are not necessarily indicative of the FFO amounts for future periods as they will depend on the performance of the existing apartment communities and as well as new communities.

Liquidity, Capital Resources and Commitments

         Comparison of Nine Months Ended September 30, 1997 and 1996 - Cash provided by operations for the nine months ended September 30, 1997 was $23,407,000 compared with $11,645,000 for the same period in 1996. The increase was primarily a result of (i) higher net income, (ii) higher non-cash charges relating to depreciation and contract termination expense ($5,250,000), and
(iii) higher expense accruals.

         Cash used in investing activities for the nine months ended September 30, 1997 was $25,130,000 compared with $2,141,000 for the same period in 1996. The increase in cash usage of $22,989,000 reflects (i) an increase of $21,674,000 in investments in apartments primarily and an increase of $4,010,000 in restricted cash as a result of the acquisitions made in 1997, while making no acquisitions in 1996, (ii) a decrease of $1,311,000 from the reduction in mortgage assets as the Company sold its remaining portfolio in June 1997, and
(iii) a decrease of $88,000 in cash provided by other real estate assets. The increase in cash usage was mitigated by (i) $3,216,000 from joint venture distributions and proceeds resulting from the sale of the Company's interest in such joint ventures and (ii) a decrease of $878,000 in construction expenditures for the Finisterra Apartments community and land held for development.

         Cash provided by financing activities for the nine months ended September 30, 1997 was $10,521,000 compared with cash used in financing activities of $6,008,000 for the same period in 1996. The increase of $16,529,000 reflects (i) an increase in the issuance of real estate notes payable of $10,410,000 related to the acquisitions made in

                           ASR INVESTMENTS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Quarters and Nine Months Ended September 30, 1997 and 1996


1997, with no similar purchases in 1996, (ii) an increase of $12,348,000 in proceeds from the Finisterra Apartment's construction loan, (iii) a decrease of $527,000 in repayments of short-term borrowing, and (iv) a net increase of $338,000 from the payment of stock notes, the exercise of stock options, and other financing activities. The increase was mitigated by (i) an increase of $1,277,000 in payments of dividends due to the stock issuance in 1997, (iv) an increase in distributions on LP Units of $942,000 as the LP Units did not exist in 1996, (iii) a decrease in the accrued construction cost payable of $2,965,000 for the Finisterra Apartments community, (iv) an increase of $1,382,000 in loan fees related to the acquisitions in 1997, and (v) an increase in payments on real estate loans of $528,000.

         Financing and Capital Transactions - During 1997, the Company used (i) the proceeds from the sale and redemption of mortgage assets, (ii) mortgage debt financing, (iii) issuance of the Company's common stock, and (iv) the issuance of convertible LP Units of Heritage Communities L.P. to acquire apartment communities. In that connection, the Company (i) obtained or assumed mortgage loans of $105,807,000, (ii) issued a total of 1,508,888 shares of common stock, and (iii) issued a total of 971,422 convertible LP Units of Heritage Communities L.P. In addition, the Company issued 262,008 shares of common stock to acquire the entire interests in the Pima Entities and 70,284 shares of common stock to acquire the property management company for the Winton properties.

         With the above acquisitions, the total monthly principal and interest payments on the real estate mortgage loans are approximately $1,330,000, and the monthly deposits to loan escrow accounts for property taxes, insurance and capital replacements are approximately $530,000. The Company estimates that it will spend approximately $783,000 during the remainder of 1997 in capital replacement and improvement expenditures.

         The Company anticipates that the above acquisitions will result in (i) significant increases in the Company's gross income and operating expenses, (ii) an increase in interest expenses on real estate mortgages, and (iii) a decrease in administrative expenses resulting from the replacement of management fees previously paid to the Pima Entities by Company with salaries that are now paid to the owners of the managers who became employees of the Company as of May l, 1997.

         Cash Balances - At September 30, 1997, the Company had cash of $11,201,000. The Company intends to use such funds for acquiring apartment communities, making capital improvements on existing apartment communities, paying dividends and other corporate uses.

Other Information

         Apartment leases generally are for terms of six to 12 months. Management believes that such short-term leases lessen the impact of inflation as a result of the ability to adjust rental rates to market levels as leases expire.

                           ASR INVESTMENTS CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 1997


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings - None
         ------------------------

Item 2.  Changes in Securities - Not applicable
         --------------------------------------

Item 3.  Defaults Upon Senior Securities - Not applicable
         ------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders of the Company was held on August 20, 1997 at 9:00 a.m., at the Williams Center Courtyard Marriot, 201 S. Williams Blvd., Tucson, Arizona. There were 4,437,611 shares outstanding on the date of record for the annual meeting.

         (b) The Board of Directors as listed in the June 20, 1997 proxy statement were duly elected to serve until the next annual meeting or until their successors are duly elected and ratified. The votes are as follows:

                                 FOR               AGAINST
                                 ---               -------
Earl M. Baldwin               4,025,069             41,326
Joseph C. Chan                4,024,234             42,161
Stephen G. Davis              4,012,932             53,463
John J. Gisi                  4,025,869             40,526
Jon A. Grove                  4,024,069             42,326
Raymond L. Horn               4,025,529             40,866
Frederick C. Moor             4,025,349             41,046
Frank S. Parise, Jr           4,025,069             40,906
Don W. Winton                 4,027,129             39,326

         (c) The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 1997 was ratified. The votes were as follows:

           FOR              AGAINST           ABSTAIN
           ---              -------           -------
         4,030,196           11,615            24,584

         (d) The Company's Articles of Incorporation was amended to change the name of the Company to Heritage Residential Corporation. The votes were as follows:

           FOR              AGAINST           ABSTAIN
           ---              -------           -------
         3,958,303           69,940            38,152

Item 5.  Other Information - Not applicable
         ----------------------------------

Item 6   Exhibits and Reports on Form 8-K -
         ----------------------------------

         (a)  Exhibits - 27.1 Financial Data Schedule (For SEC use only)

         (b) Reports on Form 8-K:

         A report on Form 8-K, dated August 25, 1997, was filed on August 28, 1997, reporting the Company entering into agreements to acquire three apartment communities (totaling 900 units) in Dallas Texas.

         A report on Form 8-K, dated September 18, 1997, was filed on September 29, 1997, announcing the completion of the acquisition described in the Form 8-K filed by the Company on August 28, 1997.

         A report on Form 8-K, dated September 30, 1997, was filed on October 15, 1997, announcing the acquisition of a 202-unit apartment community located in Kennewick, Washington.

                         * * * * * * * * * * * * * * * *

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASR INVESTMENTS CORPORATION


/s/ Mary C. Clements                    /s/ Joseph C. Chan
----------------------------            ----------------------------------------
Mary C. Clements                        Joseph C. Chan
Controller                              Executive Vice President,
November 12, 1997                       Chief Operating Officer,
                                        Chief Financial and Accounting Officer
                                        November 12, 1997
                                       25