Form 10-K
period 1997-12-31
ASR INVESTMENTS CORP
filed 1998-04-15
CIK 817383

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997       Commission file number: 1-9646


                          ASR INVESTMENTS CORPORATION
            (Exact name of registrant as specified in its charter)


                Maryland                                         86-0587826
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

335 North Wilmot, Suite 250, Tucson, Arizona                       85711
  (Address of principal executive offices)                       (Zip Code)

                                 (520) 748-2111
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
        Title of each class                                 which registered
        -------------------                                 ----------------
Common stock, par value $.01 per share                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 1998, 4,916,199 shares of ASR Investments Corporation common stock were outstanding, and the aggregate market value of the 4,555,307 shares held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange) was approximately $102,494,000. Shares of Common Stock held by each officer and director of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

                               TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I
   Item 1. Business ....................................................................     3
   Item 2. Property ....................................................................    10
   Item 3. Legal Proceedings ...........................................................    10
   Item 4. Submission of Matters to a Vote of Security Holders .........................    10

PART II
   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters ...    11
   Item 6. Selected Financial Data .....................................................    12
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of
         Operations ....................................................................    13
   Item 8. Financial Statements and Supplementary Data .................................    17
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ....................................................................    17

PART III
   Item 10. Directors and Executive Officers of the Registrant .........................    18
   Item 11. Executive Compensation .....................................................    21
   Item 12. Security Ownership of Certain Beneficial Owners and Management .............    24
   Item 13. Certain Relationships and Related Transactions .............................    24

PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ............    26

SIGNATURES .............................................................................    28
FINANCIAL STATEMENTS ...................................................................    F-1

                                    PART I

ITEM 1. BUSINESS

                                 Introduction

     In December 1997, the Company entered into an Agreement and Plan of Merger dated as of December 19, 1997 (the "Merger Agreement") among the Company, United Dominion Realty Trust, Inc. ("United Dominion"), and ASR Acquisition Sub, Inc. (a wholly owned subsidiary of United Dominion) providing for the Company to become a wholly owned subsidiary of United Dominion (the "Merger"). Under the Merger Agreement, each share of ASR common stock was convertible into 1.575 shares United Dominion common stock. The Merger Agreement was approved by the Company's stockholders on March 25, 1998, and the Merger was consummated as of the close of business on March 27, 1998. As a result, ASR became a wholly subsidiary of United Dominion and trading of ASR common stock ceased after March 27, 1998. For further information relative to the Merger and the Company, reference is made to the Company's Proxy Statement dated February 17, 1998.

                                  The Company

     Immediately prior to the Merger, the Company owned and operated 39 apartment communities, containing 7,550 apartment units, and one office building, located in Phoenix and Tucson, Arizona; Houston and Dallas, Texas; Albuquerque, New Mexico; and Seattle and Pullman, Washington. The apartment communities are "garden apartments," typically consisting of two- and three-story buildings in landscaped settings with ground level parking. The communities are well maintained and targeted to provide attractive lifestyles at low to moderate rates.

     The apartment communities were built between 1967 and 1997 and have a weighted average age by number of apartment units of approximately 14 years. The number of units per apartment community ranges from 60 to 356 and averages
182 units. Average size per unit approximates 804 square feet. Average rent at June 30, 1997 was $552 per month, with community averages ranging from $375 to
$997  per  month. The communities had an average occupancy rate of approximately
89%. The apartment communities typically provide residents with attractive amenities, including a clubhouse, swimming pool, other recreational facilities, laundry facilities, cable television access, patios or balconies, and mini-blinds. Certain communities offer additional amenities, such as fireplaces, storage or walk-in closets, microwave ovens, alarms, and limited access gates.

     The Company acquired 23 of its apartment communities since January 1, 1997. The Company's pursued business objectives designed to increase the cash flow and value of its existing portfolio of apartment communities and to continue to expand its portfolio of apartment communities through the acquisition and development of additional communities. Key elements of the Company's strategy to achieve its objectives included (i) enhancing the performance and value of its existing properties by maintaining high occupancy and favorable rental rates, managing operating expenses, and emphasizing regular programs of repairs and capital improvements, (ii) acquiring and developing additional apartment communities that have strong cash flows and capital appreciation potential, (iii) focusing on middle income properties located in geographical areas that the Company believes will experience higher growth rates in population, household formation, and employment that the national average, and (iv) disposing of investments that no longer satisfy the Company's objectives.

     The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code. A REIT generally will not be subject to tax on its income to the extent that it distributes its taxable income to its stockholders and maintains its qualification as a REIT.

     The Company owned the apartment communities through wholly owned subsidiaries or through Heritage Communities L.P., a Delaware limited partnership ("Heritage LP" or the "Operating Partnership"), or its subsidiaries. The Company and a wholly owned subsidiary are the sole general partners of Heritage LP and at December 31, 1997, owned approximately 66% of the limited partnership interests therein.

     The Company was incorporated in the state of Maryland on June 18, 1987. The principal executive offices of the Company were located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711. Unless the context otherwise requires, the terms "Company" and "ASR" mean ASR Investments Corporation, its subsidiaries, and the Operating Partnership.

                              Developments in 1997

     In March 1997, the Company acquired a 266-unit apartment community in Houston, Texas for $4,450,000 and expected to invest $700,000 in capital improvements. The Company obtained a first mortgage loan of $3,700,000. The Company issued 86,500 shares of Common Stock for net proceeds of $1,622,000 to pay for the purchase.

     In April 1997, the Company acquired (i) the assets and properties of 15 separate limited partnerships owning 13 apartment communities, located in Dallas and Houston, Texas and Pullman, Washington, containing a total of 2,260 apartment units, and an office building located in Seattle, Washington (the "Winton Properties") in which Don W. Winton was the general partner (the "Winton Partnerships") and (ii) the stock of Winton & Associates, Inc. ("Winton & Associates"), the property manager of the Winton Properties (together the "Winton Acquisition"). In connection with the acquisition of the Winton Properties, the Company (a) issued approximately 682,098 shares of its Common Stock, (b) issued limited partnership interests ("LP Units") in the Operating Partnership, which were convertible into 943,701 shares of the Company's Common Stock after April 30, 1998, (c) assumed or refinanced existing first mortgage loans of $49,396,000, and (d) paid $1,250,000 of the transaction costs for the Winton Partnerships. The Company issued 70,284 shares of its Common Stock in connection with the acquisition of Winton & Associates.

     In April 1997, the Company acquired a 257-unit apartment community in Houston, Texas, for $6,000,000 and obtained a first mortgage loan for $4,400,000. The Company expected to invest $600,000 in capital improvements. In May 1997, the Company acquired a 175-unit apartment community in Seattle, Washington, for $4,059,000 and obtained a first mortgage loan of $2,900,000. The Company invested $400,000 in capital improvements. The Company issued 187,847 shares of Common Stock for total net proceeds of $3,394,000 to pay for these two purchases.

     In May 1997, the Company acquired for $8,233,000 its joint venture partner's 85% interest in La Privada Apartments, a 350-unit apartment community in Scottsdale, Arizona. The Company obtained a $3,000,000 loan to pay for the aquisition. The Company also sold to its partner the Company's 15% interest in five other joint ventures for total net proceeds of $2,062,000. As a result of these transactions, the Company owns all of its apartment communities through the Operating Partnership or subsidiaries.

     In connection with the acquisition of the Winton Properties, the Company also acquired Pima Mortgage Limited Partnership and Pima Realty Advisors, Inc., which were affiliates of officers of the Company and served as the manager and property manager, respectively, of the Company's day-to-day operations and apartment communities, in exchange for 262,008 shares of its Common Stock (the "Pima Mergers"). As a result, the Company became a self-administered and self-managed REIT.

     In September 1997, the Company acquired a portfolio of three apartment communities in Dallas, Texas for approximately $29,346,000. The Company (i) obtained or assumed first mortgage loans of approximately $18,511,000, (ii) issued 374,581 shares of common stock and 27,721 LP Units to the sellers, and
(iii) paid $2,400,000 in cash to the sellers. The Company planned to spend $1,900,000 on numerous substantive improvements to the communities.

     In September 1997, the Company acquired a 202-unit apartment community in Kennewick, Washington, for $10,650,000. The Company assumed the existing first mortgage loan of $7,900,000, issued 91,678 shares of common stock, and paid $650,000 in cash to the seller.

     In October 1997, the Company acquired a 276-unit apartment community in Kitsap County, Washington, for $13,249,000. The Company obtained or assumed first mortgage loans of $7,825,000, issued 86,184 shares of common stock and paid $3,100,000 in cash to the seller.

     Prior to 1993, the Company invested in mortgage assets ("Mortgage Assets") entitling it to receive the excess cash flows from a pool of mortgage instruments over the required payments on the related structured financing. In early 1993, the Company determined to shift its focus to the acquisition, development, and operation of apartment communities. In June, 1997, the Company sold its Mortgage Assets for approximately $13,350,000 with a gain of $10,970,000. Together with earlier redemptions, the Company received total cash flows of $14,850,000 during the second quarter of 1997 and a total of $22,350,000 for all of 1997. As a result of the sale, the Company no longer owns any Mortgage Assets.

                       Operating Policies and Strategies

     The following discussion in this Item 1 relates to the strategies and operations of the Company prior to the Merger.

Real Estate Activities

     Introduction

     The Company pursued various business objectives and operating, acquisition, financing and investment strategies and policies relative to its real estate activities. These policies and strategies were determined by the directors of the Company and could be amended or revised from time to time at the discretion of the directors without a vote of the stockholders of the Company.

     Business Objectives

     The Company's current business objectives were to increase the cash flow and value of its portfolio of apartment communities and to seek continued growth through the acquisition or development of additional apartment communities.

     Investment Policies

     The Company's portfolio consisted of apartment communities in the southwestern region of the United States. However, future investments were not limited (as to percentage of assets or otherwise) to any geographic area or any specific type of property. In this regard, the Company could expand its current geographic focus and could acquire other types of income-producing properties, including hotels, motels, shopping centers and office buildings.

     Acquisitions

     In evaluating acquisitions, the Company considered such factors as (i) the geographic location and type of property; (ii) the age, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow through lower debt service requirements, enhanced management and other factors; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy and demand by tenants for properties of similar type in the vicinity; and (viii) the prospects for liquidity through sale, financing or refinancing of the property.

     In acquiring apartment properties, the Company generally sought properties that (a) were available at prices below estimated replacement cost after initial renovations and improvements, or could be developed at a cost below the estimated value upon completion, (b) were well-located in their markets, and
(c) were capable of enhanced performance through intensive asset management and cosmetic improvements.

     Operating Strategies

     The Company pursued operating strategies designed to (i) achieve and maintain high occupancy and increase rental rates through effective leasing, reducing turnover rates and providing quality maintenance and services to maximize tenant satisfaction; (ii) manage operating expenses and achieve cost reductions through operating efficiencies and economies of scale generally inherent in the management of a large property portfolio in a specific region; and (iii) emphasize regular programs of repairs and capital improvements to enhance the properties' competitive advantages in their respective markets.

 Financing Policies

     The Company sought to finance acquisitions with the most appropriate sources of capital, which could include undistributed funds from operations, the issuance of equity securities, the sale of assets, bank and other institutional borrowings and the issuance of debt securities. Borrowings by the Company for acquisitions could be either on a secured or unsecured basis.

     Property Management

     The Company developed computer, accounting, management, reporting and control systems to monitor property operations. Detailed annual budgets were prepared for each property. Monthly, quarterly and annual reports were prepared addressing occupancy rates, turnover ratios, budget variances, delinquencies and other operating information. Weekly reports were provided for each property detailing leasing and occupancy activities. The Company also maintained and analyzed demographic resident data. Prior to entering into a lease, the Company generally reviewed the credit of the prospective tenant to attempt to minimize bad credit risks and identify tenants having a poor rental history. This information was intended to enable the Company to identify and act quickly on specific conditions affecting individual properties.

     Each property was operated by a staff, including a resident manager and a maintenance and apartment preparation staff. Policies and procedures utilized at the property sites followed established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. As a result of active onsite management and strict prospective tenant qualification standards, the Company sought to experience low rent loss to delinquencies or early lease terminations.

     Individual property lease programs were structured to respond to local market conditions. The Company attempted to balance rent increases with high occupancy and stabilized turnover costs. None of the properties were subject to rent control or rent stabilization regulations. Standard lease terms stipulated due dates for rent payments, late charges, no offset or withholding provisions, security deposits and damage reimbursement clauses and other provisions considered favorable to the Company.

     Development of Properties

     In July 1997, the Company completed the development of a luxury apartment community located in Tempe, Arizona. The community is built on 20 acres and consists of 356 units with an average size of 919 square feet. The total cost of the community was approximately $21.0 million.

     Properties

     The following table sets forth certain information regarding the Company's apartment communities as of December 31, 1997.


                                 Number    Percentage     Carrying Value
                                   of          of      --------------------
                               Apartment    Apartment    Amount
                                 Homes        Homes      (000)    Per Home
                              ----------- ------------ --------- ----------
Tucson, Arizona
 Acacia Hills ...............       64         0.8%     $ 1,221   $19,078
 Casa Del Norte .............       84         1.1%       1,700    20,238
 Desert Springs .............      248         3.2%       5,448    21,968
 Landmark ...................      176         2.3%       4,275    24,290
 Park Terrace ...............      176         2.3%       3,212    18,250
 Park Village ...............       60         0.8%         720    12,000
 Posado Del Rio .............      160         2.1%       3,168    19,800
 South Point ................      144         1.9%       2,191    15,215
                                   ---        ----      -------   -------
 Total Tucson ...............    1,112        14.4%      21,935    19,726
                                 -----        ----      -------   -------
Phoenix, Arizona
 Contempo Heights ...........      222         2.9%       6,066    27,324
 La Privada (5) .............      350         4.5%      24,751    70,717
 Finisterra (1) (5) .........      356         4.6%      20,417    57,351
                                 -----        ----      -------   -------
 Total Phoenix ..............      928        12.0%      51,234    55,209
                                 -----        ----      -------   -------
Houston, Texas
 Clear Lake Falls ...........       90         1.2%       3,895    43,278
 The Gallery ................      101         1.3%       2,431    24,069
 Memorial Bend ..............      124         1.6%       2,657    21,427
 Nantucket Square ...........      106         1.4%       3,416    32,226
 Prestonwood ................      156         2.0%       3,371    21,609
 Riviera Pines ..............      224         2.9%       4,345    19,397
 Briar Park (2) .............       80         1.0%       2,255    28,188
 Country Club Place (2) .....      169         2.2%       5,473    32,385
 Chelsea Park (2) ...........      204         2.6%       5,848    28,667
 Marymont (2) ...............      128         1.7%       4,496    35,125
 Riverway (2) ...............      152         2.0%       2,005    13,191
 Timbercreek Landing (2) ....      204         2.6%       5,688    27,882
 Ivystone/Woodsedge (5) .....      266         3.4%       5,119    19,244
 London Park (5) ............      257         3.3%       6,378    24,817
                                 -----        ----      -------   -------
 Total Houston ..............    2,261        29.3%      57,377    25,377
                                 -----        ----      -------   -------
Dallas, Texas
 Aspen Court (2) ............      140         1.8%       4,554    32,529
 Greenwood Creek (2) (4) ....      328         4.2%       7,868    23,988
 Highlands of Preston (2) ...      220         2.8%       8,977    40,805
 Montfort Townhomes (2) .....       83         1.1%       5,675    68,373
 Springfield (2) ............      218         2.8%       8,588    39,394
 Gentry Place (5) ...........      360         4.7%      11,738    32,606
 Park on Preston (5) ........      286         3.7%       9,317    32,577
 Smith Summit (5) ...........      254         3.3%       8,946    35,220
                                 -----        ----      -------   -------
 Total Dallas ...............    1,889        24.5%      65,663    34,761
                                 -----        ----      -------   -------
Albuquerque, New Mexico
 Dorado Terrace .............      216         2.8%       6,704    31,037
 Villa Serena ...............      104         1.3%       3,299    31,721
 Whispering Sands ...........      228         3.0%       6,928    30,386
                                 -----        ----      -------   -------
 Total Albuquerque ..........      548         7.1%      16,931    30,896
                                 -----        ----      -------   -------
Pullman, Washington
 Campus Commons-North
  (2)(4) ....................      234         3.0%      11,095    47,415
 Campus Commons-South
  (2)(4)                           100         1.3%       4,157    41,570
                                 -----        ----      -------   -------
 Total Pullman ..............      334         4.3%      15,252    45,665
                                 -----        ----      -------   -------

                                                                                     Average
                                               Economic      Average     Average     Monthly
                               Encumbrances   Occupancy      Monthly       Unit    Rental Rates
                                   (000)         1997     Rental Rates     Size    Per Sq. Ft.
                              -------------- ----------- -------------- --------- -------------
Tucson, Arizona
 Acacia Hills ...............     $ 1,008       93%           $437          540         0.81
 Casa Del Norte .............       1,350       92%            433          525         0.83
 Desert Springs .............       4,523       94%            435          590         0.74
 Landmark ...................       2,986       84%            428          641         0.67
 Park Terrace ...............       2,648       85%            433          579         0.75
 Park Village ...............         577       89%            393          540         0.73
 Posado Del Rio .............         --        94%            457          621         0.74
 South Point ................       1,826       87%            375          526         0.71
                                  -------        --           ----          ---         ----
 Total Tucson ...............      14,918       90%            427          582         0.73
                                  -------        --           ----          ---         ----
Phoenix, Arizona
 Contempo Heights ...........       3,754       96%            463          595         0.78
 La Privada (5) .............      18,951       93%            890        1,195         0.75
 Finisterra (1) (5) .........      12,837       93%            830          919         0.90
                                  -------        --           ----        -----         ----
 Total Phoenix ..............      35,542       94%            765          946         0.81
                                  -------        --           ----        -----         ----
Houston, Texas
 Clear Lake Falls ...........       3,068       94%            851        1,169         0.73
 The Gallery ................       1,611       95%            558          763         0.73
 Memorial Bend ..............       1,887       90%            601          939         0.64
 Nantucket Square ...........       2,703       94%            769        1,428         0.54
 Prestonwood ................       2,423       96%            529          957         0.55
 Riviera Pines ..............       3,207       95%            502          717         0.70
 Briar Park (2) .............       1,387       97%            565          915         0.62
 Country Club Place (2) .....       3,543       92%            558          814         0.69
 Chelsea Park (2) ...........       3,399       97%            548          829         0.66
 Marymont (2) ...............       2,518       97%            578          876         0.66
 Riverway (2) ...............       1,175       84%            362          740         0.49
 Timbercreek Landing (2) ....       3,360       96%            512          775         0.66
 Ivystone/Woodsedge (5) .....       3,696       91%            475          771         0.62
 London Park (5) ............       4,401       95%            523          814         0.64
                                  -------        --           ----        -----         ----
 Total Houston ..............      38,378       94%            544          856         0.64
                                  -------        --           ----        -----         ----
Dallas, Texas
 Aspen Court (2) ............       2,016       96%            574          742         0.77
 Greenwood Creek (2) (4) ....       4,987       95%            454          720         0.63
 Highlands of Preston (2) ...       4,815       91%            630          786         0.80
 Montfort Townhomes (2) .....       3,999       91%            997        1,112         0.90
 Springfield (2) ............       5,439       92%            631          844         0.75
 Gentry Place (5) ...........       7,443       95%            591          911         0.65
 Park on Preston (5) ........       5,595       96%            565          633         0.89
 Smith Summit (5) ...........       5,536       95%            624          955         0.65
                                  -------        --           ----        -----         ----
 Total Dallas ...............      39,830       94%            593          816         0.73
                                  -------        --           ----        -----         ----
Albuquerque, New Mexico                                        591
 Dorado Terrace .............       5,114       92%            528          608         0.87
 Villa Serena ...............       2,630       89%            561          681         0.82
 Whispering Sands ...........       5,478       91%            539          808         0.67
                                  -------        --           ----        -----         ----
 Total Albuquerque ..........      13,222       91%            539          705         0.76
                                  -------        --           ----        -----         ----
Pullman, Washington
 Campus Commons-North
  (2)(4) ....................       6,602       72%            611          868         0.70
 Campus Commons-South
  (2)(4)                            2,732       90%            584        1,086         0.54
                                  -------        --           ----        -----         ----
 Total Pullman ..............       9,334       77%            603          933         0.65
                                  -------        --           ----        -----         ----

                                      Number    Percentage      Carrying Value
                                        of          of      ----------------------
                                    Apartment    Apartment     Amount
                                      Homes        Homes       (000)     Per Home
                                   ----------- ------------ ----------- ----------
Seattle, Washington
 Pacific South Center (2) (3)                      n/a          5,437      n/a
 The Court (5) ...................      175          2.3%       4,338    24,789
 Arbor Terrace (5) ...............      276          3.6%      13,764    49,870
 On The Boulevard (5) ............      202          2.6%      10,705    52,995
                                        ---        -----       ------    ------
 Total Seattle ...................      653          8.5%      34,244    52,441
                                        ---        -----       ------    ------
Total ............................    7,725        100.0%    $262,636    33,998
                                      =====        =====     ========    ======

                                                                                          Average
                                                    Economic      Average     Average     Monthly
                                    Encumbrances   Occupancy      Monthly       Unit    Rental Rates
                                        (000)         1997     Rental Rates     Size    Per Sq. Ft.
                                   -------------- ----------- -------------- --------- -------------
Seattle, Washington
 Pacific South Center (2) (3)            3,205        n/a          n/a         n\a          n\a
 The Court (5) ...................       2,904         93%         490         590           0.83
 Arbor Terrace (5) ...............       7,868         83%         634         880           0.72
 On The Boulevard (5) ............       7,952         77%         732         938           0.78
                                         -----        ---          ---         ---     ----------
 Total Seattle ...................      21,929         89%         626         635           0.98
                                        ------        ---          ---         ---     ----------
Total ............................    $173,153         92%         574         791           0.73
                                      ========        ===          ===         ===     ==========

Notes

(1) The Company completed construction in June 1997.
(2) Property acquired April 30, 1997. Averages for monthly rental rates are for eight months. All other properties are for the 1997 year, unless otherwise noted.
(3) Pacific South Center, an office building, has been excluded in the calculation for average rent per unit, occupancy percentage, and rent per foot.
(4) The two Campus Commons properties are occupied approximately 90-95% by students for ten months and approximately 50% occupied at much lower rent for the other two months. Rent in the two summer months is approximately $150 a month per unit, while rent at December 97 is approximately $765 and $729 for Campus Commons North and South, respectively.
(5) Average monthly rental rate is rate for December 1997.

                               Capital Resources

     Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions and restrictions that may be contained in the Company's financing arrangements from time to time and other factors as described herein, the Company could increase the amount of funds available for its activities with the proceeds of borrowings including mortgage loans, short-term borrowing and other credit arrangements. A substantial portion of the assets of the Company from time to time was pledged to secure indebtedness incurred by the Company. Accordingly, such assets were not be available for distribution to the stockholders of the Company in the event of the Company's liquidation except to the extent that the value of such assets exceeds the amount of such indebtedness.

     The Company obtained a first mortgage loan for each of its properties. At December 31, 1997, the mortgage loans totalled $173,153 million, which bore interest rates that averaged 8.1%. The mortgage loans generally are non-recourse to the Company and are not cross-collateralized.

     The Company's Bylaws prohibited it from incurring indebtedness if, after giving effect to the incurrence thereof, aggregate indebtedness, secured and unsecured, would exceed 300% of the Company's net assets, on a consolidated basis, unless approved by a majority of the Unaffiliated Directors. For this purpose, the term "net assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles.

     The Company could increase its capital resources by making additional offerings of its Common Stock or securities convertible into the Company's Common Stock. The actual or perceived effect of such offerings could result in the dilution of the book value or earnings per share which may result in the reduction of the market price of shares of the Company's Common Stock.

                            Operating Restrictions

     The Company could not purchase commodities or commodity futures contracts (other than interest rate futures when used solely for hedging). The Company could not invest in unimproved real property or underwrite securities of other issuers. The foregoing restrictions could not be changed without the approval of the holders of a majority of the outstanding shares of the Company's Common Stock.

     Except as otherwise restricted, the operating policy of the Company was controlled by its Board of Directors, which had the power to modify or alter such policy without the consent of the stockholders.

                           HERITAGE COMMUNITIES L.P.

     Heritage Communities L.P. (the "Heritage LP") is a Delaware limited partnership in which the Company and a wholly owned subsidiary of the Company are the general partners and at December 31, 1997, owned approximately 66% of the limited partnership interest. Heritage LP acquired substantially all of the assets and properties of the Winton Partnerships through a capital contribution by the Winton Partnerships to Heritage LP of such assets and properties in exchange for cash and LP Units.

                                  Competition

     Numerous   real   estate   companies,   insurance   companies,   financial
institutions, pension funds and other property owners competed with the Company in seeking properties for acquisition and in attracting and retaining tenants.

                                   Employees

   The Company had 248 full-time salaried employees as of March 27, 1998.

                                  Management

     Prior to April 30, 1997, the Company had management agreements with Pima Mortgage L.P. and Pima Realty Advisors, Inc. (the "Pima Entitites") for the management of the Company and its properties. The Pima Entities were owned by Jon A. Grove, Joseph C. Chan, and Frank S. Parise, Jr. who were executive officers of the Company. On April 30, 1997, the Company acquired the entire interests in the Pima Entities and thus became a self-administered and self-management REIT.


ITEM 2. PROPERTY

     See   "Business  --  Operating  Policies  and  Strategies  --  Real  Estate
Activities -- Properties."

     The principal executive offices of the Company were located at 335 North Wilmot, Suite 250, Tucson, Arizona 85711.


ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock was listed and principally traded on the Amex under the symbol the "ASR." The following table sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported by the Amex and the cash dividends paid per share of the Company's Common Stock for the periods indicated. As a result of the Merger, trading of ASR Common Stock ceased after March 27, 1998.

                                                                      Dividend
                                       High             Low           per share
                                       ----             ---           ---------
         1995
          First quarter ..........   $20             $10 15/16       $  0.50
          Second quarter .........    19 3/8          16 1/4            0.50
          Third quarter ..........    20 1/2          17 3/4            0.50
          Fourth quarter .........    18 3/8          15                0.50
         1996
          First quarter ..........    17 3/4          15 3/8            0.50
          Second quarter .........    18 3/8          16 7/8            0.50
          Third quarter ..........    19 3/4          17 1/2            0.50
          Fourth quarter .........    22 3/8          18 7/8            0.50
         1997
          First quarter ..........    24 3/4          20 1/4            0.50
          Second quarter .........    23 3/4          18 5/8            0.50
          Third quarter ..........    24              21 7/8            0.50
          Fourth quarter .........    23 11/16        20 5/8            0.50

     On March 27, 1998, the closing sales price for shares of the Company's Common Stock on the Amex Composite Tape was $221|M/2 per share and the approximate number of holders of record of Common Stock was 2,000.

ITEM 6. SELECTED FINANCIAL DATA (In thousands)

     The selected consolidated financial data presented below were derived from the audited Consolidated Financial Statements of the Company.

                                                                                 Years ended December 31,
                                                            -------------------------------------------------------------------
                                                                1997          1996         1995         1994           1993
                                                                ----          ----         ----         ----           ----
Consolidated Statements of Operations Data
 Income from real estate
  Rental and other income .................................  $  33,034      $ 14,581     $ 14,034     $ 12,528
  Operating and maintenance expenses, real estate
   taxes and insurance ....................................    (15,077)       (6,855)      (6,719)      (5,497)
  Interest expense ........................................    (10,054)       (4,348)      (4,387)      (3,941)
  Depreciation and amortization ...........................     (6,335)       (2,819)      (2,692)      (1,995)
                                                             ---------      --------     --------     --------
   Income from real estate ................................      1,568           559          236        1,095
                                                             ---------      --------     --------     --------
   Gain from sale of real estate ..........................        474
                                                             ---------      --------     --------     --------
 Income from mortgage assets
  Prospective yield income ................................        588         2,630        3,884        6,433      $   7,264
  Income from redemptions and sales .......................     16,650         9,461        5,302        4,263
  Interest expense ........................................        (25)         (181)        (347)      (2,596)        (4,794)
  Provision for reserves ..................................                                                           (20,286)
                                                                                                                    ---------
   Income from mortgage assets ............................     17,213        11,910        8,839        8,100        (17,816)
                                                             ---------      --------     --------     --------      ---------
 Income before administrative expenses, acquisition
  related expenses, other income (expense) and
  allocation to minority unit holders .....................     19,255        12,469        9,075        9,195        (17,816)
 Acquisition related expenses .............................     (6,684)         (381)
 Administrative expenses ..................................     (3,114)       (3,203)      (2,983)      (2,216)        (1,949)
 Other income (expense) net ...............................        732           (44)         462          723            286
                                                             ---------      --------     --------     --------      ---------
 Income before allocation of minority unit holders ........     10,189         8,841        6,554        7,702         40,570
 Allocation of income to minority holders .................       (355)
                                                             ---------      --------     --------     --------      ---------
 Income (loss) before cumulative effect
  of accounting change ....................................      9,834         8,841        6,554        7,702        (19,479)
 Cumulative effect of accounting change ...................                                                           (21,091)
                                                                                                                    ---------
 Net Income ...............................................  $   9,834      $  8,841     $  6,554     $  7,702      $ (40,570)
                                                             =========      ========     ========     ========      =========

                                                                           December 31,
                                                   -------------------------------------------------------------
                                                      1997        1996         1995         1994         1993
                                                      ----        ----         ----         ----         ----
Consolidated Balance Sheet Data
  Apartment and other real estate assets .........  264,332     $85,938      $79,510      $73,056      $ 3,855
  Mortgage assets ................................      --        5,039       11,877       18,965       37,881
  Total assets ...................................  280,743      97,796       94,169       96,745       54,068
  Real estate notes payable ......................  173,153      49,110       49,212       50,693
  Mortgage assets borrowing, net .................      --        2,014        4,495        6,422       22,062
  Stockholders' Equity ...........................   78,535      40,102       37,395       37,100       30,948

------------
* Prior to December 1993, the Company followed the practice of writing down the carrying value of a mortgage asset (including an allocated portion of the deferred hedging cost) to its estimated future cash flows. In December 1993, the Company adopted SFAS No. 115, which requires that the carrying value of a mortgage asset be written down to its estimated fair value when its estimated yield is less than a "risk-free yield." As a result, the Company wrote down substantially all its mortgage assets in 1993 to their estimated fair value and recorded a charge of $21,091,000, which was reported as a cumulative effect of accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     ASR Investments Corporation (the "Company") is a real estate investment trust that engaged primarily in the acquisition and operation of apartment communities in the southwestern United States. Prior to 1994, the Company invested in mortgage assets. In early 1993, the Company determined to shift its focus to the acquisition, development and operation of apartment communities.

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




                                       First        Second        Third       Fourth
                                      Quarter      Quarter       Quarter     Quarter        Total
                                      -------      -------       -------     -------        -----
Number of communities acquired .....        1           17             4           1             23
Number of units acquired ...........      266        3,042         1,102         276          4,686
Total purchase price ...............  $ 4,450     $118,782      $ 39,996     $13,249     $  176,477
Total mortgage loans ...............  $ 3,700     $ 75,696      $ 26,411     $ 7,825     $  113,632
Number of common stock issued ......   86,500      869,945       466,259      86,184      1,508,888
Number of convertible
 LP Units issued ...................      --       943,701        27,721         --         971,422

     In May 1997, the Company sold to its partner the Company's entire interests in five joint ventures for total net proceeds of $2,062,000. The Company was a 15% equity partner and managing member of the joint ventures. The Company received between 15% and 51% of the net profits and cash flow depending on the performance of the joint ventures.

     At December 31, 1997, the Company owned 41 apartment communities with a total of 7,725 units and an office building.

     In 1997, the Company received $20,880,000 from the sale or redemption of all its remaining mortgage assets and realized total redemption income of $16,650,000. As a result of the sale of all of its mortgage assets, the Company will not realize any mortgage asset cash flows or income in future periods.

     The operating income from apartments is affected primarily by rental rates, occupancy rates, and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy, the local housing market, and the supply of and demand for new apartment communities.

     As discussed above, the Company owned mortgage assets (all acquired prior to 1993). These mortgage assets entitled the Company to receive the excess of the cash flow on pools of mortgage instruments over the required payments on a series of structured financings which they secured. Income and cash flows from mortgage assets were affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduce the income and total cash flows over the life of the mortgage assets. Prepayment rates are affected primarily by mortgage interest rates. Mortgage assets are amortizing assets, and the cash flows decline over time.

     The Company also had the option to cause the early redemption of the structured financings at par after specified conditions were met (generally when the structured financing is below a specified balance or after a specified date). In such event, the mortgage instruments were sold and the net proceeds after the redemption of the structured financing were remitted to the Company. Mortgage asset redemptions had the effect of accelerating the cash flows and increasing the value. Redemption and sales transactions occurred from time to time as specified conditions were met rather than on a monthly or quarterly basis, and the net proceeds were affected by the market price of the mortgage instruments. Thus, the cash flows and income from redemption transactions fluctuated significantly between periods. Mortgage asset redemptions and sales reduced the cash flows and income in future periods. The Company's income included income from redemption and sales of mortgage assets of $16,650,000, $9,461,000, and $5,302,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Results of Operations

     1997 Compared to 1996

     Real Estate Operations. Real estate operating income and expenses increased substantially primarily due to acquisitions made in 1997. Below are the operating results of the new communities for the period owned by the Company during 1997 (in thousands):


         Rental and other income ........................    $ 18,455
                                                             --------
         Operating & maintenance expenses ...............       5,985
         Property management expenses ...................         107
         Real estate taxes & insurance expenses .........       2,058
         Interest expense ...............................       5,481
         Depreciation expense ...........................       3,505
                                                             --------
         Total real estate operating expenses ...........      17,136
                                                             --------
         Income from real estate ........................    $  1,319
                                                             ========

     On a "same store" basis (i.e., for properties owned by the Company during 1996), the Company realized a 0.28% decrease in net operating income ("NOI"). Below are the rates of increase or decrease in the components of the NOI:


                                             Oper. &        Taxes
                                 Rental       Maint.      Insurance
                                 Income      Expense       Expense        NOI
                                 ------      -------       -------        ---

         Total ...............     0.4%         2.5%         (4.2)%      ( 0.3)%
         Tucson ..............    (4.1)%       (0.4)%        (2.1)%      ( 7.3)%
         Phoenix .............     7.2%         4.5%          2.5%         9.2%
         Houston .............     6.4%         3.7%         (9.0)%       14.4%
         Albuquerque .........    (4.3)%        6.0%          9.6%       (10.2)%


     The gain on sale of real estate of $474,000 resulted from the sale of the Company's interest in the joint ventures in May of 1997. Income from the joint ventures for the 1996 year was $89,000.

     Mortgage Assets. Decreases in income from mortgage assets and related interest expense were due to the sale of the entire mortgage asset portfolio in June 1997.

     Administrative Expenses, Acquisition Related Expenses and Other Income, Administrative expenses decreased by $89,000 for 1997 primarily as a result of a decrease in payments on dividend equivalents rights as the number of dividend equivalent rights outstanding was lower in 1997 compared to 1996. Acquisition related expenses increased by $6,303,000 as a result of the acquisition of the Company's Manager and Property Manager and the payment of certain bonuses in connection with the acquisition of the Winton properties (see Note 9 to the consolidated financial statements). Other income increased by $776,000 due to interest earned on the proceeds from the sale of the mortgage assets in 1997 and as the 1996 amount included writeoff of certain real estate investments.

     Minority interests of Unitholders In Operating Partnership. The minority interest for 1997 represents the allocation of income related to unitholder in Heritage Communities L.P. See Note 4. The Company had no minority unitholders in 1996

     1996 Compared to 1995

     Real Estate Operations. Rental and other income increased $547,000 in 1996 primarily as a result of (i) $346,000 from rental rate increases (attributable primarily to a 3% increase in the Houston communities), (ii) $201,000 from higher occupancy rates (attributable primarily to the Tucson communities),
(iii)

$242,000 from prior rental increases becoming effective as leases are renewed or the apartment is re-leased, and (iv) $69,000 from communities acquired through joint ventures. The increases were mitigated by $238,000 from rental concessions (attributable primarily to the Albuquerque communities). Operating and maintenance expense increased $145,000 (2.8%) as a result of to the community acquired in February 1995 and to increased payroll expense (attributable primarily to the Tucson communities). Real estate taxes and insurance remained flat as there were no increases or decreases in rates.
Depreciation and amortization increased by $127,000 (4.7%) primarily as a result of the community acquired in February 1995 and to capital improvements on the apartment communities. Interest expense on real estate mortgages decreased due to lower principal balances resulting from monthly payments.

     Mortgage Assets. As a result of amortization of the investment in and redemption and sales of mortgage assets in 1995 and 1996, the 1996 prospective yield income decreased by $1,254,000. The average balance of mortgage assets decreased from $14,827,000 for 1995 to $8,118,000 for 1996. The decrease in income was mitigated by an increase in the average prospective yield from 28% for 1995 to 35% for 1996. Redemptions and sales of nine mortgage assets in 1996 generated total income of $9,461,000. In 1995, redemptions and sales of five mortgage assets generated total income of $2,882,000. In addition, the Company recorded income of $2,420,000 in 1995 from the reversal of the excess yield maintenance payment accrued in 1993 on notes payable secured by mortgage assets which were paid off in February 1995. Interest expense related to the mortgage assets decreased due to lower short-term borrowing and the payoff of a note in April 1995.

     Operating Expenses and Other Income. Administrative expenses increased in 1996 primarily as a result of an increase in expense accruals for stock appreciation rights of $151,000 as a result of price increases in the Company's common stock. Acquisition related expenses increased in 1996 as a result of $381,000 in expenses related to future acquisitions. Other income decreased due primarily to $380,000 in write offs of cancelled real estate projects. The income in 1995 included a gain of $311,000 from the early payoff of a note payable and a $180,000 gain from the sale of an asset. The 1995 income was offset by a $350,000 reserve on a real estate investment.


Funds From Operations

     Funds from operations ("FFO") is one of the common measures of performance in the equity REIT industry. FFO is generally defined as net income plus certain non-cash charges (primarily depreciation and amortization), less gains from sales of assets and after adjustments for unconsolidated partnerships and joint ventures. The Company has made the following adjustments in calculating its FFO, as modified: (i) income from redemptions and sales of mortgage assets is excluded as the Company considers such income to be similar in nature to gains from sales of real estate; (ii) certain non-recurring charges are added back as the charges relate to a defined and limited period; and (iii) while the stock options that carry dividend equivalent rights ("DERs") are anti-dilutive, they are included in the FFO per share calculation as the Company believes the options are likely to be exercised by their expiration date of December 16, 1998 because the exercise price is substantially below the current stock price.


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

     As described in Note 2 to the consolidated financial statements, the Company has made numerous acquisitions in 1997. The Company has also presented the proforma FFO data assuming that all of the acquisitions were completed as of the beginning of the period. The proforma data are provided for information purposes only and are not indicative of the results that would have occurred or which may occur in the future. Actual and proforma FFO data, as modified, for the year ended December 31, 1997, are as follows (in thousands):


                                                      Actual        Pro Forma
                                                      ------        ---------

         Net Income ................................ $ 9,834        $ 10,523
         Depreciation and amortization .............   6,905           9,634
         Certain non-recurring charges(*) ..........   7,513           7,513
         Dividend equivalent rights ................     680             680
         Income from redemptions and sales of
          mortgage assets .......................... (16,650)        (16,650)
         Gain on sale of real estate ...............    (474)           (474)
         Funds from operations ..................... $ 7,808        $ 11,226

------------
(*) Non-recurring charges relate to stock appreciation rights for certain employees, acquisition-related expenses and contract termination expense.


     The Company expects its FFO to increase as (i) the Finisterra Apartments achieved stabilization (90% occupancy rate) in August, and (ii) it completes substantial capital improvements to certain communities acquired in 1997. The above FFO data are not necessarily indicative of the FFO amounts for future periods as they will depend on the performance of the existing apartment communities and as well as new communities.

Liquidity, Capital Resources and Commitments

     Cash provided by operations for 1997 was $26,864,000 compared with $14,061,000 in 1996. The increase was primarily a result of (i) higher net income due primarily to a $7,189,000 increase in income from redemptions and sales of mortgage assets as the Company sold its remaining mortgage asset portfolio in June 1997, (ii) higher non-cash charges relating to depreciation (an increase of $3,634,000) and acquisition related expense ($5,250,000), and
(iii) higher expense accruals. Cash provided by operations for 1996 was higher than 1995 as a result of an increase in income from redemptions and sales of mortgage assets ($9,461,000 for 1996 compared to $5,302,000 for 1995, which included a non-cash credit of $2,420,000 for the reversal of accrued excess yield maintenance payment on notes payable).

     Cash used in investing activities totaled $40,660,000 in 1997 compared to $6,872,000 and $2,394,000 in 1996 and 1995, respectively. The increase in cash usage of $33,788,000 in 1997 compared to 1996 primarily reflects (i) an increase of $35,771,000 in investments in apartments and an increase of $5,087,000 in restricted cash as a result of the acquisitions made in 1997, while making no acquisitions in 1996 and (ii) a decrease of $1,799,000 from the reduction in mortgage assets as the Company sold its remaining portfolio in June 1997. The increase in cash usage was mitigated by (i) $3,253,000 from joint venture distributions and proceeds resulting from the sale of the Company's interest in such joint ventures, (ii) a decrease of $5,544,000 in construction expenditures for the Finisterra Apartments community, and (iii) an increase of $72,000 in cash provided by other real estate assets. Cash used in investing activities in 1996 was higher by $4,478,000 compared to 1995 due primarily to the Company's construction of its Finisterra Apartment community offset partially by a decrease in investments in apartments as the Company did not make any apartment purchases in 1996 while acquiring one apartment community in 1995.

     Cash provided by financing activities was $14,380,000 in 1997 compared to cash used in financing activities of $7,207,000 in 1996. The increase of $21,587,000 reflects (i) an increase in the issuance of real estate notes payable of $13,540,000 related to the acquisitions made in 1997, with no similar purchases in 1996, (ii) an increase of $12,340,000 in proceeds from the Finisterra Apartment's construction loan, (iii) a decrease of $467,000 in repayments of short-term borrowing, (iv) an increase in stock issuance of $4,948,000 and (v) an increase of $305,000 from other financing activities. The increase was mitigated by (i) an increase of repayment of real estate note of $2,503,000, (ii) an increase in payment of dividends of $2,198,000, (iii) payment of distributions to minority unit holders of $1,428,000 as there were no minority interest holders in 1996, (iv) a decrease of $3,162,000 in construction cost payable as construction of the Finisterra Apartment community was completed in July 1997, and (v) an increase of $722,000 in loan costs related to the financing of the 1997 apartment acquisitions. Cash used in financing activities was $7,207,000 in 1996 compared with cash used in financing activities of $6,826,000 in 1995. The increase of $381,000 in cash used in financing activities resulted primarily from (i) a decrease of $6,895,000 in real estate borrowing related to the acquisition of apartment communities in 1995 and (ii) a decrease of $6,976,000 in short-term borrowing, The increase in cash used by financing activities was mitigated by (i) a decrease of $7,598,000 and $4,002,000 in the repayment of real estate notes and notes secured by mortgage assets, respectively, (ii) an increase of $1,581,000 in construction costs payable related to the construction of the Finisterra Apartment community, and
(iii) a net increase of $309,000 in other financing activities.

     During 1997, the Company obtained new mortgage loans or assumed existing mortgage loans totalling $113,632,000 in connection with its apartment acquisitions. In addition, as discussed in Note 2 to the consolidated financial statements, the Company had obtained a $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bore interest at 1% per annum above the bank's prime rate. In September 1997, the Company converted the construction loan ($12,748,000 at December 31, 1997) into a mini-perm loan that bears interest at 2.5% over the one-month LIBOR. The loan matures at the end of March 1998 at which time the Company may extend the loan or refinance it to a permanent loan at a lower interest rate.

     Excluding the construction loan, all the Company's mortgage loans are nonrecourse and non-cross collateralized. They generally have terms from seven to fifteen years. At December, 31, 1997, the mortgage loans consisted of $145,364,000 of fixed rate loans and $27,789,000 of variable rate loans which includes the construction loan. The fixed interest rates range from 7.1% to 10.1%, with a weighted average rate for all the Company's loans of 8.1% at December 31, 1997. The principal and interest payments on these loans are approximately $1,330,000 per month. In addition, the Company is required to deposit $530,000 per month with the lender to be used for specified capital replacement expenditures, property taxes and insurance premiums. At December 31, 1997, $8,825,000 was held by lenders. Capital expenditures for the apartment communities were $4,457,000 in 1997.

     On February, 27, 1998, the Company obtained a $2,500,000 short-term loan secured by one its apartment communities. The apartment community's first mortgage loan had been paid off in December 1997. The loan bears interest at one-month LIBOR plus 2.75% and matures on August 27, 1998. The loan proceeds, in addition to the unrestricted cash of $2,987,000 at December 31, 1997, were used to fund the Company's operating expenses and costs associated with the merger described in the following paragraph.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the Company's directors and executive officers immediatly prior to the merger.

       Name            Age                       Position(s) With The Company
       ----            ---                       ----------------------------
Jon A. Grove            54     Chairman of the Board, President, Chief Executive Officer and Director
Frank S. Parise, Jr.    46     Vice Chairman, Executive Vice President, Chief Administrative Officer,
                               and Director
Joseph C. Chan          46     Executive Vice President, Chief Operating Officer, Secretary, Treasurer
                               and Director
Dale A. Webber          37     Vice President
Roger A. Karber         43     Vice President, Property Development
Thomas A. Heeringa      44     Vice President
Mary C. Clements        31     Controller
Earl M. Baldwin         54     Director
Steven G. Davis         47     Director
John J. Gisi            52     Director
Raymond L. Horn         68     Director
Frederick C. Moor       66     Director

     Jon A. Grove served as Chairman of the Board of Directors, President, Chief Executive Officer and a director of the Company since its organization in June 1987. Mr. Grove also served as the President of one of the general partners of the Manager and was a director and principal stockholder of Pima Realty Advisors, Inc. (the "Property Manager") from their respective organizations until their acquisition by the Company in April 1997. From 1974 to 1989, Mr. Grove was employed with The Estes Co. (now called GWS), a company which founded the Company and which develops, constructs, and sells residential, multi-family, commercial and industrial real estate, most recently as executive vice president and chief operating officer. Mr. Grove also has been Chairman of the Board and a Director of American Southwest Holdings, Inc. and its affiliates since their organization; these companies are Arizona-based corporations involved in the issuance and administration of mortgage-collateralized bonds.

     Frank S. Parise, Jr. served as Vice Chairman of the Board of Directors, Executive Vice President, and Chief Administrative Officer of the Company since December 1988 and a director of the Company since its organization. Mr. Parise also has served as the President of one of the general partners of the Manager and was the President, a director and principal stockholder of the Property Manager from their respective organizations until their acquisition by the Company in April 1997 since its organization in November 1993. From 1985 to 1989, Mr. Parise was employed by The Estes Co., most recently as President of its Financial Services Division and Multifamily Development Division. From 1982 to 1985, Mr. Parise was the President of E. Allen Development Corporation, a company that acquired and managed apartments.

     Joseph C. Chan served as a director of the Company since February 1989, Executive Vice President and Chief Operating Officer since December 1988, Treasurer since April 1994, and Secretary since March 1996. Mr. Chan served as the Vice President and Treasurer of the Company from its organization until December 1988. Mr. Chan also served as the President of one of the general partners of the Manager since its organization and was a director and principal stockholder of the Property Manager from their respective organizations until their acquisition by the Company in April 1997. From 1986 to 1987, Mr. Chan served as an officer of The Estes Co.

     Dale A. Webber served as a Vice President of the Company since September 1987.

     Roger  A.  Karber  served  as  Vice  President, Property Development of the
Company since January 1995. From 1989 to 1994, Mr. Karber was president of Festival Markets, Inc., a company that developed specialty retail centers. From 1979 to 1989, Mr. Karber was employed by The Estes Co., where he was instrumental in establishing its apartment operations, which included developing over 1,500 apartment units.

     Thomas A. Heeringa served as a Vice President of the Company since March 1996. He has been employed by the Company since December 1988.

     Mary  C.  Clements  served as Controller of the Company since May 1994. Ms.
Clements was employed by Deloitte & Touche LLP, an international accounting firm, from her graduation in May 1990 until she joined the Company in May 1994.


     Earl M. Baldwin served as a director of the Company since its organization. Since 1985, Mr. Baldwin has been president of Baldwin Financial Corp., a risk management consulting service company for mortgage lenders specializing in hedging and secondary market strategy. From 1973 to 1985, Mr. Baldwin was employed by Security Pacific Mortgage Corporation ("SPMC"), a mortgage banking company, serving most recently as its executive vice president.

     Steven G. Davis served as a director of the Company since May 1997. He currently serves as a director of ROC Communities, Inc., a public REIT that owns and operates manufactured home communities. Mr. Davis was a founding shareholder of ROC and served as its Executive Vice President, Chief Financial Officer, Secretary and Treasurer from 1993-1997. From 1990-1993, Mr. Davis was President and a director of The Windsor Corporation which was merged with ROC. From 1985-1990, Mr. Davis was responsible for the real estate investment banking division of LPL Financial Services.

     John J. Gisi served as a director for the Company since February 1989. Mr. Gisi has served as the President and Chief Executive Officer of National Bancorp of Arizona, Inc., a wholly owned subsidiary of Zions Bancorporation, and as the Chairman of the Board, President and Chief Executive Officer of National Bank of Arizona since September 1984. Mr. Gisi also serves as a director of several subsidiaries of Zions Bancorporation.

     Raymond   L.   Horn   served  as  a  director  of  the  Company  since  its
organization. Mr. Horn serves as tax advisor to several Phoenix-based real estate companies. Mr. Horn, a certified public accountant and lawyer, presently is in private practice after retiring from Deloitte Haskins & Sells (now Deloitte & Touche LLP) as the partner-in-charge of that firm's Arizona tax practice. Mr. Horn is a member of numerous professional and business associations including the American Institute of Certified Public Accountants and the American Bar Association.

     Frederick C. Moor served as a director of the Company since February 1989. Mr. Moor presently is retired after 33 years of employment with The Valley National Bank of Arizona (now Bank One, Arizona), most recently as Vice President and Banking Services Manager for the Eastern Division.

     All directors were elected at each annual meeting of the Company's stockholders and held office until their successors are elected and qualified. All officers served at the discretion of the Board of Directors.

Meetings and Committees

     During the year ended December 31, 1997, the Board of Directors of the Company held a total of five regular meetings and two special meetings in connection with deliberation of the Merger. No director attended fewer than 75% of the meetings of the Board of Directors.

     The Company's Bylaws authorized Board of Directors to appoint among its members an executive committee, an audit committee and other committees. A majority of the members of any committee so appointed were required to be Unaffiliated Directors. For 1997, the Board of Directors appointed an Audit Committee and a Compensation Committee. Messrs. Gisi and Horn served as the members of the Company's Audit Committee and Compensation Committee. The Audit Committee reviewed the annual financial statements, any significant accounting issues and the scope of the audit with the Company's independent auditors and was available to discuss with the auditors any other accounting and audit related matters which may arise during the year. The Audit Committee met separately at one formal meeting during 1997, which was attended by all of the members of the Committee. The Compensation

Committee   reviewed   the  compensation  of  the  executive  officers  and  all
transactions   involving   executive   officers   and   their   affiliates.  The
Compensation Committee did not meet during 1997.

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

     Based solely on the Company's review of such reports received by it during the fiscal year ended December 31, 1997, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year. was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid to the Company's executive officers whose total cash and cash equivalent remuneration exceed $100,000 for the year ended December 31, 1996.


                          Summary Compensation Table

                                                                                Long Term Compensation
                                                                         ------------------------------------
                                                                                  Awards              Payouts
                                          Annual Compensation            -------------------------   --------
Name and Principal               -------------------------------------    Restricted     Options/      LTIP       All Other
Position                 Year      Salary      Bonus (2)       Other         Stock         SARs       Payout     Compensation
--------                 ----      ------      ---------       -----         -----         ----       ------     ------------
Jon A. Grove (1)(2)     1997      $ 66,667     $267,000      $ 69,913                        --                      --
 Chairman, President,   1996           --           --        179,431                        --                      --
 and Chief Executive    1995           --           --        180,431                        --                      --
 Officer
Frank S. Parise,
 Jr. (1)(2)             1997      $ 66,667     $267,000      $ 69,913                        --                      --
 Vice Chairman,         1996           --           --        179,114                        --                      --
 Executive Vice         1995           --           --        180,431                        --                      --
 President,
 and Chief
 Administrative
 Officer
Joseph C. Chan (1)(2)   1997      $ 66,667     $267,000      $ 69,913                        --                      --
 Director, Executive    1996           --           --        179,114                        --                      --
 Vice President,        1995           --           --        180,431                        --                      --
 Secretary, and
 Chief Operating
 Officer
Dale A. Webber          1997      $100,000          --       $194,035                        --                      --
 Vice President         1996           --           --        141,729                     70,000                     --
                        1995       108,447          --            --                         --                      --
Roger A. Karber         1997      $ 75,000          --       $296,364                        --                      --
 Vice President         1996           --           --        117,835                     50,000                     --
                        1995       100,000     $ 15,000           --         --              --                      --

------------
(1) Messrs. Grove, Parise, and Chan became salaried employees of the Company on May 1, 1997 upon the Company's acquisition of the Pima Entities. Prior to that date, Messrs. Grove, Parise, and Chan did not receive any cash or cash equivalent compensation directly from the Company. They received their compensation from the Manager, the partners of which were corporations owned by these individuals. See "Certain Relationships and Related Transactions." The amounts listed under Other Compensation represent the total cash payments received or receivable from the Manager by these individuals and the corporations owned by them.
(2) The bonuses for Messers. Grove, Parise and Chan relate to the acquisition of the Winton Properties. See "Executive Compensation -- Employment Agreements."

     The following tables set forth certain stock option information concerning the officers included in the above table.

                     Option/SAR Grants in Last Fiscal Year


                                        % Of Total                                  Potential Realizable Value
                          Options/     Options/SARs                                   at Assumed Annual Rates
                            SARs        Granted To      Exercise                    Of Stock Price Appreciation
                           Granted     Employees In      Or Base     Expiration           For Option Term
                             (#)        Fiscal Year       Price         Date               5%         10%
                             ---        -----------       -----         ----               --         ---
Jon A. Grove                None            N/A            N/A           N/A              N/A         N/A
Frank S. Parise, Jr.        None            N/A            N/A           N/A              N/A         N/A
Joseph C. Chan              None            N/A            N/A           N/A              N/A         N/A
Dale A. Webber              None            N/A            N/A           N/A              N/A         N/A
Roger A. Karber             None            N/A            N/A           N/A              N/A         N/A

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values


                                                                               Value of
                                                             Number of        Unexercised
                                                            Unexercised      In-the-Money
                                                            Options/SARs     Options/SARs
                                 Shares                    at FY-End (#)     at FY-End ($)
                                Acquired        Value       Exercisable/     Exercisable/
         Name                 On Exercise     Realized     Unexercisable     Unexercisable
         ----                 -----------     --------     -------------     -------------
Jon A. Grove                       --              --         138,581         $1,710,505
                                                                  --                 --
Frank S. Parise, Jr. (1)           --         $440,447        110,221          1,359,534
                                                                  --                 --
Joseph C. Chan (1)                 --          440,447        108,515          1,326,412
                                                                  --                 --
Dale A. Webber                     --          160,414         47,930            191,194
                                                                  --                 --
Roger A. Karber                    --          306,460            --                 --

------------
(1) These officers exchanged the value of the SARs into option agreements granted under Key Executive Share Option Plan (the "KEYSOP") adopted by the Company on January 31, 1997. Under the KEYSOP, a participant can elect to defer the receipt of future compensation and exchange the value of such deferred compensation into options to purchase designated property from the Company. The Company is required to purchase the designated property for options granted. The obligations of the Company to the participants are unsecured general obligations and the designated properties purchased by the Company are general assets of the Company.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors performed the functions of making recommendations to the Board concerning the Company's compensation policies applicable to its executive officers. Messrs. Grove, Parise and Chan served both directors and the principal executive officers of the Company. All compensation matters relating to the Company's principal executive officers, however, were decided by the Unaffiliated Directors, consisting of Messrs. Baldwin, Davis, Gisi, Horn, and Moor. The principal executive officers made recommendation to the Board concerning the compensation of other executive officers of the Company. None of the Unaffiliated Directors have ever been officers or employees of the Company or any of its subsidiaries. Messrs. Grove, Parise, and Chan abstained from participating in the deliberations of the Board of Directors concerning the approval of the Management Agreement, the Property Management Agreements, the acquisition of the Manager and the Property Manager by the Company, or any other matters relating to their compensation. In addition, during 1997 none of the executive officers, including Messrs. Grove, Parise, and Chan, served on the board of directors or the compensation committee of the entities that employed any of the Unaffiliated Directors.

Compensation of Directors

     During the fiscal year ended December 31, 1997, the Company paid an annual director's fee to each Unaffiliated Director equal to $24,000 and a fee of $500 for each meeting of the Board of Directors attended by each Unaffiliated Director and reimbursement of costs and expenses of all directors for attending such meetings. Additionally, each member of the Audit Committee and the Compensation Committee received a fee of $300 for each meeting attended by the member. Affiliated Directors do not receive any fees for serving on the Board of Directors.

Employment Agreements

     Each of Messrs, Grove, Parise, and Chan was a party to an employment agreement (collectively, the "Employment Agreements") with the Company. Under the Employment Agreements, each of Messrs. Grove, Parise, and Chan received compensation of $100,000 per annum and was eligible to receive an annual bonus in such amount, if any, as may be determined by the non-management directors of the Company and fringe benefits generally made available from time to time to employees of the Company.

     Each of Messrs. Grove, Parise, and Chan was employed under the Employment Agreements for a term of five years commencing May 1, 1997 and from year-to-year thereafter until terminated by either party. The Company could terminate the Employment Agreements during the initial five-year term without penalty only for cause as defined in the agreements. The Employment Agreements also contained provisions that (i) prohibit Messrs. Grove, Parise, and Chan from competing with the business of the Company while employed by the Company and for 12 months after the termination of employment, and (ii) prohibit Messrs. Grove, Parise, and Chan during the term of employment and for a period of 12 months after termination of employment, from directly or indirectly, for themselves or on behalf of any other person, seeking to hire or hiring any of the Company's personnel or employees. The Employment Agreements also required Messrs. Grove, Parise, and Chan to take all necessary precautions to prevent any unauthorized disclosure of any "Confidential Information" of the Company, as that term is defined in the Employment Agreements.

     In connection with the acquisition of the Winton Properties, the Company paid each of Messrs. Grove, Chan, and Parise a bonus of approximately $267,000. Winton & Associates received commissions from the sellers of approximately $927,000, of which approximately $268,000 was paid to employees of Winton & Associates and $659,000 was paid to Mr. Winton. The bonuses paid to Messrs. Grove, Chan, and Parise were approved by the Unaffiliated Directors. As a result of the Merger, the employment agreements were terminated and the Company paid the compensation amounts for the remaining term of the employments agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As of March 27, 1998, there were outstanding 4,916,199 shares of Common Stock. The following table sets forth the beneficial ownership of Common Stock of the Company as of such date, by each person known by the Company to own more than 5% of the outstanding shares of Common Stock of the Company, by each director of the Company, and by all directors and executive officers of the Company as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons. The number of shares also includes (1) any shares of Common Stock owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or the power of disposition and (2) shares of Common Stock that such persons had the right to acquire within 60 days by the exercise of stock options (excluding the SARs) (see "Stock Option Plans").

Name and                                                                  Number of     Percent of
Beneficial Owner                                                            Shares       Total(1)
----------------                                                            ------       --------
Jon A. Grove .........................................................     233,527         4.7%
Joseph C. Chan .......................................................     231,308         4.6
Frank S. Parise, Jr. .................................................     206,631         4.1
Earl M. Baldwin ......................................................       3,477           (2)
Steven G. Davis ......................................................          --           (2)
John J. Gisi .........................................................       2,625           (2)
Raymond L. Horn ......................................................       5,988           (2)
Frederick C. Moor ....................................................       3,378           (2)
All directors and executive officers as a group (11 persons) .........     700,586        13.3%

------------
(1) In calculating the percentage of ownership, the number of shares of Common Stock that the identified person or group had the right to acquire within 60 days upon the exercise of stock options is deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person, but such shares are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(2) Less than 1% of the outstanding shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 30, 1997, pursuant to the approval of the stockholders of the Company, the Company acquired the entire interests in Pima Mortgage Limited Partnership (the "Manager") and Pima Realty Advisors, Inc. (the "Property Manager"). The owners of the Manager remain as Directors and executive officers of the Company. The following description relates to the arrangement prior to May 1, 1997.

     The  Company  was  a  party  to  a  management  agreement  (the "Management
Agreement") with the Manager to manage the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors. Jon A. Grove, Frank S. Parise, Jr., and Joseph C. Chan served as directors or officers of general partners of the Manager since its organization. See "Management -- Directors and Executive Officers of the Company."

     The duties of the Manager under the Management Agreement included formulating operating strategies; arranging for the acquisition of assets for the Company; monitoring the performance of the Company's assets; and providing certain administrative and overall managerial services necessary for the operation of the Company. For performing these services, the Manager received an annual base management fee in an amount equal to 3|M/8 of 1% per annum of the Average Invested Assets of the Company (as defined in the Management Agreement), which was paid monthly with adjustments made quarterly. The Manager also performed certain analysis and other services in connection with the administration of mortgage securities with respect to which the Company acquired mortgage interests. For such services, the Company reimbursed the Manager for the fees paid under the Subcontract Agreement described below and paid the Manager an annual administration fee of $10,000 for each series of mortgage interests acquired prior to 1991, $20,000 for the aggregate mortgage interests acquired in 1991 and $20,000 for the aggregate mortgage interests acquired in 1992. In 1997, the Company paid the Manager management fees and administration fees of approximately $219,000. The payment of such fees was unanimously approved by the Unaffiliated Directors.

     In the event that the Management Agreement was terminated by the Company or was not renewed by the Company on terms at least as favorable to the Manager as the current Management Agreement other than as a result of a termination by the Company for cause (as specified in the Management Agreement), the Manager would be entitled to receive from the Company the management fee that would have been payable by the Company to the Manager pursuant to such Management Agreement based on the investments made by the Company prior to the date of such termination (or failure to renew) for the 12 full fiscal quarters beginning on the date of such termination (or failure to renew) as more fully described in the Management Agreement.

     The Manager granted the Company a right of first refusal, for as long as the Manager or an affiliate of the Manager acted as the Company's manager pursuant to the Management Agreement or any extension thereof, to purchase any assets held by the Manager or its affiliates prior to any sale, conveyance or other transfer, voluntarily or involuntarily, of such assets by the Manager or its affiliates.

     The Company was a party to a property management agreement (collectively the "Property Management Agreements") with the Property Manager for each of the apartments acquired by the Company. The Property Manager was an affiliate of the Manager. Each Property Management Agreement, which had a current term through December 31, 1997, was approved by the Unaffiliated Directors. Under the agreement, the Property Manager provided the customary property management services at its cost without profit or distribution to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. In 1997, the Company paid the Property Manager $190,000.

     Prior to June 1997, the Company owned certain mortgage interests with respect to structured financing issued by American Southwest Holdings, Inc. ("ASH"). An affiliate of ASH performed the customary administration services and received fees for such services of $12,500 per year for each series of structured financing. The Company believed that the fees charged by ASH were comparable to those charged by other companies performing similar services. Jon
A. Grove, Chairman of the Board, President and Chief Executive Officer of the Company, is Chairman of the Board of Directors of ASH and its affiliates and owns 12.5% of the voting stock of ASH. The Company has agreed to indemnify and hold harmless ASH and certain affiliates from any action or claim brought or asserted by any party by reason of any allegation that ASH or such affiliates is an affiliate or is otherwise accountable or liable for the debts or obligations of the Company or its affiliates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules filed as part of this report:
          1. Financial Statements of the Company -- as listed in the "Index to Financial Statements and Financial Statement Schedule" on page F-1 of this Annual Report Form 10-K.
          2. Financial Statement Schedules -- Schedule III on page F-19. No other schedules are required because of the absense of conditions under which they are required or because the information is given in the financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

     (b)  Exhibits

Exhibit
Number         Exhibit
------         -------
    2          Agreement and Plan of Merger dated as of December 19, 1997 between the Registrant and a wholly owned subsidiary of United Dominion Realty Trust, Inc.(8)
    3(a)       First Amended and Restated Articles of Incorporation of the Registrant(1)
    3(b)       Articles of Amendment to the First Amended and Restated Articles of Incorporation of the
               Registrant(3)
    3(c)       Bylaws of the Registrant(1)
    4          Specimen Certificate representing $.01 par value Common Stock(1)
   10(a)       Management Agreement between the Registrant and ASMA Mortgage Advisors Limited
               Partnership(5)
   10(b)       Subcontract Agreement between ASMA Mortgage Advisors Limited Partnership and
               American Southwest Financial Services, Inc.(3)
   10(c)       Right of First Refusal between the Company and the Manager(3)
   10(d)       Limited Partnership Agreement of Southwest Capital Mortgage Funding Limited
               Partnership(2)
   10(e)       Amended and Restated Stock Option Plans(4)
   10(f)       Indemnification and Use of Name Agreement Between the Company and American
               Southwest(4)
   10(g)       Dividend Reinvestment and Stock Purchase Plan(3)
   10(h)       Agreement for Purchase and Sale of Apartments ("Purchase Agreement") dated July 15,
               1993 by and between Buyer and Seller.(6)
   10(i)       First Amendment to Purchase Agreement dated August 18, 1993, by and between Buyer and Seller.(6)
   10(j)       Second Amendment to Purchase Agreement dated September 21, 1993 by and between
               Buyer and Seller.(6)
   10(k)       Third Amendment to Purchase Agreement dated October 27, 1993 by and between Buyer and Seller.(6)
   10(l)       Master Property Management Agreement with Pima Realty Advisors, Inc. for the year ending December 31, 1994 and the signature page for each of the properties.(6)
   10(m)       Second Articles of Amendment to the First Amended and Restated Articles of Incorpo-
               ration of the Registrant.(7)
   10(n)       Third Articles of Amendment to the First Amended and Restated Articles of Incorporation
               of the Registrant.(7)
   10(o)       First Amendment to the Bylaws of the Registrant.(7)
   10(p)       Deed of Trust, Security Agreement, Financing Statement and Assignment of Leases and
               Rents dated as of January 11, 1994 made by the following entities for the benefit of
               Lexington Mortgage Company(6):
               ASV-I Properties, Inc.
               ASV-III Properties, Inc.
               ASV-IV Properties, Inc.
               ASV-V Properties, Inc.
               ASV-VI Properties, Inc.

Exhibit
Number         Exhibit
------         -------
               ASV-VII Properties, Inc.
               ASV-VIII Properties, Inc.
               ASV-IX Properties, Inc.
               ASV-X Properties, Inc.
               ASV-XI Properties, Inc.
               ASV-XII Properties, Inc.
               ASV-XIII Properties, Inc.
               ASV-XIV Properties, Inc.
               ASV-XV Properties, Inc.
               ASV-XVI Properties, Inc.
   22          Subsidiaries of the Registrant

------------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-15232) filed August 19, 1987 and declared effective on August 19, 1987.
(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-20429) filed March 16, 1988 and declared effective on March 17, 1988.
(3) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1988 as filed with the Commission on or about March 30, 1989.
(4) Incorporated herein by reference to Registrant's Registration Statement on Form S-3 (33-42923) filed on September 30, 1991 and declared effective on October 1, 1991.
(5) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1992.
(6) Incorporated herein by reference to Registrant's Report on Form 8-K filed with the Commission on or about March 29, 1994.
(7) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1995 as filed with the Commission on or about April 1, 1996.
(8) Incorporated herein by reference to Registrant's and United Dominion Realty Trust Inc.'s Proxy Statement and Registration Statement on Form S-4 (No. 333-45305) filed February 13, 1998 and declared effective on February 17, 1998

(c) Reports on Form 8-K:
        A Report on Form 8-K dated October 27, 1997, was filed on November 6, 1997, announcing the acquisition of a 276 unit apartment community located in Port Orchard, Washington.
        A Report on Form 8-K/A dated October 27, 1997, was filed on January 6, 1998 amending the Form 8-K filed on November 6, 1997 to include (i) historical summary of revenues and certain expenses for the year ended December 31, 1996 and the nine months ended September 30, 1997, (ii) Proforma combined fiancial statements for the year ended December 31, 1996 and the nine months ended September 30, 1997, and (iii) other financial information and exhibits for the acquisitions described in the 8-K.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASR INVESTMENTS CORPORATION



                                        By:       /s/ JON A. GROVE
                                           ------------------------------------
                                                    Jon A. Grove

Date: March 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                              Title                           Date
        ---------                              -----                           ----
      /s/ JON A. GROVE          Director, Chairman of the Board,         March 27, 1998
---------------------------     President and Chief Executive Officer
         Jon A. Grove           (Principal Executive Officer)


  /s/ FRANK S. PARISE, JR.      Director, Vice Chairman, Chief           March 27, 1998
---------------------------     Administrative Officer
    Frank S. Parise, Jr.

    /s/ JOSEPH C. CHAN          Director, Executive Vice President,      March 27, 1998
---------------------------     Chief Operating Officer (Principal
      Joseph C. Chan            Financial and Accounting Officer)
                                and Secretary


    /s/ EARL M. BALDWIN         Director                                 March 27, 1998
---------------------------
      Earl M. Baldwin

     /s/ JOHN J. GISI           Director                                 March 27, 1998
---------------------------
       John J. Gisi

   /s/ RAYMOND L. HORN          Director                                 March 27, 1998
---------------------------
     Raymond L. Horn

  /s/ FREDERICK C. MOOR         Director                                 March 27, 1998
---------------------------
    Frederick C. Moor

   /s/ STEVEN G. DAVIS          Director                                March 27, 1998
---------------------------
     Steven G. Davis

                          ASR INVESTMENTS CORPORATION

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULE

                                                                                          Page
                                                                                         -----
Independent Auditors' Report .........................................................    F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996 .........................    F-3
Consolidated Statements of Operations for the years ended December 31, 1997,
 1996 and 1995 .......................................................................    F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
 1996 and 1995 .......................................................................    F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
 1996 and 1995 .......................................................................    F-6
Notes to Consolidated Financial Statements ...........................................    F-7
Schedule III--Real Estate and Accumulated Depreciation ...............................   F-18

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ASR Investments Corporation.

     We have audited the accompanying consolidated balance sheets of ASR Investments Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP


Tucson, Arizona
February 27, 1998
(March 27, 1998 as to Note 12)

                          ASR INVESTMENTS CORPORATION
                          Consolidated Balance Sheets
                          December 31, 1997 and 1996
                             (Dollars in Thousands)


                                                                          1997            1996
                                                                          ----            ----
Assets
 Real estate investments:
   Land ...........................................................    $   50,855     $   15,514
   Buildings and improvements .....................................       225,624         58,476
   Construction in progress .......................................                       14,694
   Land held for development ......................................           925            925
   Investments in joint ventures ..................................                        2,811
   Other real estate ..............................................           771          1,022
                                                                       ----------     ----------
      Total real estate investments ...............................       278,175         93,442
   Accumulated depreciation .......................................       (13,843)        (7,504)
                                                                       ----------     ----------
      Real estate investments, net of depreciation ................       264,332         85,938
 Cash and cash equivalents ........................................         2,987          2,403
 Mortgage assets ..................................................                        5,039
 Restricted cash ..................................................         8,825          2,930
 Deferred loan fees ...............................................         1,461          1,090
 Goodwill .........................................................         1,356
 Other assets .....................................................         1,782            396
                                                                       ----------     ----------
      Total assets ................................................    $  280,743     $   97,796
                                                                       ==========     ==========
Liabilities
 Real estate notes payable ........................................    $  173,153     $   48,855
 Construction loan payable ........................................                          255
 Short-term borrowing .............................................                        2,014
 Construction costs payable .......................................                        1,581
 Security deposits and deferred rental income .....................         2,271            644
 Other liabilities ................................................         8,330          4,345
                                                                       ----------     ----------
      Total liabilities ...........................................       183,754         57,694
                                                                       ----------     ----------
Commitments and Contingencies (Note 2, 3 and 4)
Minority Interest of Unitholders in Operating Partnership .........        18,454
                                                                       ----------
Stockholders' Equity
 Common Stock, par value $.01 per share, 40,000,000 shares
   authorized; 5,174,799 and 3,307,892 shares issued ..............            51             33
 Additional paid in capital .......................................       193,415        155,964
 Deficit ..........................................................      (111,636)      (112,964)
 Stock note receivable ............................................          (267)          (385)
 Treasury stock -- 184,742 and 160,742 shares .....................        (3,028)        (2,546)
                                                                       ----------     ----------
      Total stockholders' equity ..................................        78,535         40,102
                                                                       ----------     ----------
   Total liabilities and stockholders' equity .....................    $  280,743     $   97,796
                                                                       ==========     ==========

See Notes to Consolidated Financial Statements.

                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Operations
             For the Years Ended December 31, 1997, 1996 and 1995
                                (In thousands)


                                                                            1997         1996         1995
                                                                            ----         ----         ----
Real Estate Operations
 Rental and other income ............................................    $ 33,034      $ 14,581     $ 14,034
                                                                         --------      --------     --------
 Operating and maintenance expenses .................................      11,629         5,404        5,259
 Real estate taxes and insurance ....................................       3,448         1,451        1,460
 Interest expense on real estate mortgages ..........................      10,054         4,348        4,387
 Depreciation and amortization ......................................       6,335         2,819        2,692
                                                                         --------      --------     --------
      Total operating expenses ......................................      31,466        14,022       13,798
                                                                         --------      --------     --------
 Income from real estate ............................................       1,568           559          236
                                                                         --------      --------     --------
 Gain on sale of real estate ........................................         474
                                                                         --------
Mortgage Assets
 Prospective yield income ...........................................         588         2,630        3,884
 Income from redemptions and sales ..................................      16,650         9,461        5,302
 Interest expense ...................................................         (25)         {181)        (347)
                                                                         --------      --------     --------
 Income from mortgage assets ........................................      17,213        11,910        8,839
                                                                         --------      --------     --------
Income Before Administrative Expenses, Aquisition Related
 Expenses, Other Income (Expense) And Minority Interests Of
 Unitholders In Operating Partnership ...............................      19,255        12,469        9,075
 Administrative expenses ............................................      (3,114)       (3,203)      (2,983)
 Aquisition related expenses ........................................      (6,684)         (381)
 Other income (expense), net ........................................         732           (44)         462
                                                                         --------      --------     --------
Income Before Minority Interests Of Unitholders In Operating
 Partnership ........................................................    $ 10,189      $  8,841        6,554
 Minority interests of unitholders in operating partnership .........        (355)
                                                                         --------
Net Income ..........................................................    $  9,834      $  8,841     $  6,554
                                                                         ========      ========     ========

See Notes to Consolidated Financial Statements.

                          ASR INVESTMENTS CORPORATION
                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1997, 1996 and 1995
                                 (In Thousands)


                                                                   1997           1996          1995
                                                                   ----           ----          ----
OPERATING ACTIVITIES
Net income ...................................................  $   9,834      $   8,841      $  6,554
Principal noncash charges
 Depreciation and amortization ...............................      6,905          3,271         3,028
 Minority interests of unitholders in operating partnership ..        355
 Aquisition related expenses .................................      5,250
 Gain on sale of real estate .................................       (474)
 Reversal of yield maintenance accrual .......................                                  (2,420)
 Increase in deferred compensation ...........................      1,439
 Increase in stock appreciation rights .......................        642            856           705
 (Increase) decrease in other assets .........................     (1,386)            27           234
 Increase (decrease) in other liabilities ....................      4,299          1,066          (589)
                                                                ---------      ---------      --------
Cash Provided By Operations ..................................     26,864         14,061         7,512
                                                                ---------      ---------      --------
INVESTING ACTIVITIES
Investment in apartments .....................................    (37,034)        (1,263)       (8,505)
Construction expenditures ....................................     (6,209)       (11,753)
Proceeds from sale of real estate ............................      2,830
Investment in joint ventures .................................        358            (65)       (1,895)
Purchase of land for development .............................                                  (3,928)
Other real estate assets .....................................        251            179         3,985
Restricted cash ..............................................     (5,895)          (808)          861
Reduction in mortgage assets .................................      5,039          6,838         7,088
                                                                ---------      ---------      --------
Cash Used In Investing Activities ............................    (40,660)        (6,872)       (2,394)
                                                                ---------      ---------      --------
FINANCING ACTIVITIES
Issuance of real estate notes payable ........................     13,540                        6,895
Payment of loan costs ........................................       (793)           (71)
Proceeds from construction loan ..............................     12,595            255
Repayment of notes payable
 Real estate notes ...........................................     (2,860)          (357)       (7,955)
 Notes secured by mortgage assets ............................                                  (4,002)
Short-term borrowing .........................................     (2,014)        (2,481)        4,495
Construction costs payable ...................................     (1,581)         1,581
Stock issuance ...............................................      5,033             85            45
Payment of dividends .........................................     (8,506)        (6,308)       (6,304)
Distributions to Minority Interests ..........................     (1,428)
Other ........................................................        394             89
                                                                ---------      ---------      --------
Cash Provided By (Used In) Financing Activities ..............     14,380         (7,207)       (6,826)
                                                                ---------      ---------      --------
CASH AND CASH EQUIVALENTS
 Increase (decrease) during the period .......................        584            (18)       (1,708)
 Balance -- beginning of period ..............................      2,403          2,421         4,129
                                                                ---------      ---------      --------
 Balance -- end of period ....................................  $   2,987      $   2,403      $  2,421
                                                                =========      =========      ========
Supplemental Disclosure of Cash Flow Information
Interest paid ................................................  $  10,847      $   4,525      $  5,033
Interest capitalized .........................................        575             99
Stock issued for contract termination ........................      5,250
Non-cash transactions associated with acquisitions:
 Issuance of common stock ....................................     26,909
 Issuance of convertible LP Units ............................     19,527
 Notes payable assumed .......................................    100,092

                          ASR INVESTMENTS CORPORATION
                Consolidated Statement of Stockholders' Equity
             For the Years Ended December 31, 1997, 1996 and 1995
                                (In Thousands)


                                                                                                      Common
                                                           Additional                                Stock in
                                       Number of    Par      Paid-In                      Notes     Treasury --
                                         Shares    Value     Capital       Deficit     Receivable     at Cost       Total
                                         ------    -----     -------       -------     ----------     -------       -----
Balance, December 31, 1994 ..........    3,249      $32    $ 155,126     $ (115,747)                 $ (2,311)    $ 37,100
Net income ..........................                                         6,554                                  6,554
Dividends ...........................                                        (6,304)                                (6,304)
Stock issuance (repurchase) .........       54        1          696                     $ (652)                        45
                                         -----      ---    ---------     ----------      ------      --------     --------
Balance, December 31, 1995 ..........    3,303       33      155,822       (115,497)       (652)       (2,311)      37,395
Net income ..........................                                         8,841                                  8,841
Dividends ...........................                                        (6,308)                                (6,308)
Stock issuance (repurchase) .........        5                    53                        267          (235)          85
Other ...............................                             89                                                    89
                                         -----      ---    ---------     ----------      ------      --------     --------
Balance, December 31, 1996 ..........    3,308       33      155,964       (112,964)       (385)       (2,546)      40,102
Net income ..........................                                         9,834                                  9,834
Dividends ...........................                                        (8,506)                                (8,506)
Stock issuance (repurchase)
 (Note 2 & 10) ......................    1,867       18       37,451                        118          (482)      37,105
                                         -----      ---    ---------     ----------      ------      --------     --------
Balance, December 31, 1997 ..........    5,175      $51    $ 193,415     $ (111,636)     $ (267)     $ (3,028)    $ 78,535
                                         =====      ===    =========     ==========      ======      ========     ========

See Notes to Consolidated Financial Statements.

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1997, 1996 and 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- ASR Investments Corporation (the Company) is a real estate investment trust engaged in the acquisition and operation of apartment communities in the Southwestern United States. At December 31, 1997, the Company owned 41 apartment communities and one office building located in Arizona, Texas, New Mexico and Washington. Prior to 1994, the Company invested in mortgage assets. In early 1993, the Company determined to shift its focus to the acquisition, development and operation of apartment communities.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for on the equity method as the Company does not own a controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Common Stock -- On July 7, 1995, the Company effected a reverse stock split under which one new share of common stock was issued in exchange for five shares of outstanding stock. Accordingly, the consolidated financial statements reflect the reverse stock split and the number of common stock issued and the per share amounts have been adjusted for the reverse stock split for all years.

     Real Estate Investments and Depreciation -- Real estate is recorded at cost. Depreciation is computed on a declining balance basis over the estimated remaining useful lives of the assets, which are 271|M/2 years for buildings and improvements and 7 years for furniture, fixture and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements that improve or extend the useful life of the asset are capitalized.

     Revenue Recognition -- Rental income is recorded when due from tenants and is recognized monthly as it is earned, which is generally on a straight line basis.

     Deferred Loan Costs -- Deferred loan costs are amortized using the interest method over the terms of the related debt.

     Mortgage Assets -- The Company's mortgage interests entitled it to receive the excess of the cash flows on pools of mortgage instruments over the required payments on a series of structured financings which were secured. The Company also had the right to cause the early redemption of the structured financings under specified limited conditions; in such event, the mortgage instruments were sold and the net proceeds after the redemption of the structured financing were remitted to the Company. Redemption transactions occurred from time to time as specified conditions were met rather than on a monthly or quarterly basis; therefore, the amount of net proceeds and the income from the redemption transactions fluctuated significantly between periods.

     Presentation and Income Recognition. Mortgage assets are stated at their net investment amounts. Income was recognized using the prospective yield method. Under this method, an effective yield is calculated at the beginning of an accounting period using the then net carrying value of the asset and the estimated future net cash flow assuming no early redemption. The estimated future net cash flow is calculated using variable interest rates and current projected mortgage prepayment rates for the underlying mortgages. The calculated yield is used to accrue income for the accounting period. Actual cash flow received is first applied to the accrued income and any remaining amount is used to reduce the carrying value of the asset. Income from early redemption was recognized when the transaction was completed.

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

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

     Minority Interests -- Net income is allocated to Minority Interests based on their respective ownership percentages in Heritage Communities L.P. LP units held by non-affiliates are considered common stock equivalents in the determination of earnings per share. See Note 4 for additional description of the Partnership.

     Gain on Sale of Real Estate -- Gains on sales of properties are recognized by the Company when the recognition criteria set forth by generally accounting principles have been met.

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

     Accounting for the Impairment of Long-Lived Assets -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying amount of the asset, an impairment loss must be recorded for the difference between the carrying amount of the asset and the fair value.

     Earnings Per Share -- No earnings per share information has been presented as the Company was acquired by United Dominion Realty (see Note 3).

     Reclassification -- Certain reclassifications have been made to conform the prior years with the current year presentation.

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

2. REAL ESTATE ACQUISITIONS AND DEVELOPMENT

     At December 31, 1996, the Company owned directly 18 apartment communities (2,683 units) in operation and one community (Finisterra Apartments) under construction. These communities are located in Arizona, Texas, and New Mexico. The Company completed the construction of the Finisterra Apartments (356 units) in June 1997. The Company made the following acquisitions during 1997 (dollars in thousands):


                                             First        Second       Third       Fourth
                                            Quarter      Quarter      Quarter     Quarter       Total
                                            -------      -------      -------     -------       -----
Number of communities acquired .........         1            17            4           1           23
Number of units acquired ...............       266         3,042        1,102         276        4,686
Total purchase price ...................    $4,450      $118,782      $39,996     $13,249     $176,477
Total mortgage loans ...................    $3,700      $ 75,696      $26,411     $ 7,825     $113,632

     Winton   Acquisition. On   April   30,  1997,  the  Company  completed  the
acquisition of 13 apartment communities containing 2,260 units located in Houston and Dallas, Texas and Pullman, Washington, and one office building located in Seattle, Washington (the "Winton Properties"). The acquisitions were made pursuant to a Master Combination and Contribution Agreement dated November 8, 1996. The sellers were 15 separate limited partnerships. The total purchase price of the properties was approximately $83,223,000. The Company (i) assumed or refinanced first mortgage loans totalling $49,396,000, (ii) issued 682,098 shares of common stock, (iii) issued limited partnership units ("LP Units") convertible to 943,701 shares of common stock of the Company after April 30, 1998; and (iv) paid the sellers $1,250,000 for transaction costs. As a part of the acquisition, the Company issued 70,284 shares of common stock to acquire the entire interests in Winton & Associates, the property management company for the Winton Properties.

     The acquisitions of the Winton Properties and Winton & Associates have been accounted for under the purchase method. The common stock and the LP Units are recorded at $20.038 per share, the average closing price of the Company's common stock for the ten days preceding the announcement of the acquisitions on November 19, 1996. The excess of the cost of the purchase price of Winton & Associates over the net tangible assets acquired is recorded as goodwill and is being amortized over 20 years.

     Merit Acquisition On September 18, 1997, the Company acquired a portfolio of three apartment communities (totaling 900 units) in Dallas, Texas, for approximately $29,346,000. The Company (i) obtained or assumed mortgage loans of approximately $18,511,000 with an average fixed interest rate of 7.57%, (ii) issued 374,581 shares of common stock and 27,721 of convertible LP Units, and
(iii) paid $2,400,000 in cash to the sellers. The Company plans to spend $1,900,000 on numerous substantive improvements to the communities.

     Individual Acquisitions In March 1997, the Company acquired a 266-unit apartment community in northwest Houston, Texas for $4,450,000. The Company plans to spend $700,000 on numerous substantive improvements to the community. The Company obtained a first mortgage loan of $3,700,000 with a fixed rate of 8.39%. The Company issued 86,500 shares of common stock for net proceeds of $1,622,000 to provide for the cash used in the acquisition.

     In April 1997, the Company acquired a 257-unit community in Houston, Texas, for $6,000,000 and obtained a first mortgage loan for $4,400,000 with a fixed interest rate of 8.57%. The Company plans to spend $600,000 on numerous substantive improvements to the community. On May 9, 1997, the Company acquired a 175-unit apartment community in Seattle, Washington, for $4,059,000 and obtained a first mortgage loan of $2,900,000 with a fixed interest rate of 8.67%. The Company plans to spend $400,000 on numerous substantive improvements to the community. The Company issued 187,847 shares of common stock for total net proceeds of $3,394,000 to pay for the two purchases.

     On September 30, 1997, the Company acquired a 202-unit apartment community located in Kennewick, Washington, for $10,650,000. The Company (i) assumed mortgage debt of $7,900,000 with an

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

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

     Development/Construction In Progress In March 1996, the Company began construction of a 356-unit apartment community, Finisterra Apartments, in Tempe, Arizona. At December 31, 1996, the Company had invested $14,694,000 of its own cash and began the lease up phase in December 1996. In June 1997, the construction was substantially completed at a total cost of approximately
$21,000,000. The Company obtained a $15,350,000 construction loan of which $255,000 was outstanding at December 31, 1996. The construction loan was converted to a mini-perm loan that bears interest at 2.5% over the one-month LIBOR. The loan becomes due on March 26, 1998 at which time the Company may renew the loan.

     Joint Ventures Prior to May 1997, the Company owned six apartment communities (1,441 units) through joint ventures in which the Company was a 15% equity partner and the managing partner. On May 1, 1997, the Company acquired the remaining interest in one joint venture, La Privada Apartments L.L.C., for $8,233,000 and sold to its partner the Company's entire interests in the other five joint ventures for total net proceeds of $2,062,000. The Company recorded a gain of $474,000 on the sale. The La Privada Apartments is a 350-unit community in Scottsdale, Arizona. The Company obtained a $3,000,000 loan to pay for the acquisition. The loan bears interest at 3% over LIBOR. The purchase increased the Company's investment in apartments by approximately $25,500,000 and real estate notes payable by $19,000,000.

     With the above transactions, the Company, at December 31, 1997, owned 41 apartment communities containing 7,725 units and an office building.

     Proforma Data The following selected unaudited pro forma results of operations data for the years ended December 31, 1997 and 1996 have been prepared as if the above transactions (excluding the sale described below) had occurred at January 1, 1996. The proforma data are provided for information purposes only and are not indicative of the results that would have occurred or which may occur in the future (in thousands).


                                                           1997           1996
                                                           ----           ----
         Real and other income .....................    $  46,822      $  44,759
         Real estate operating expenses:
            Operating ..............................      (21,306)       (20,642)
            Depreciation and amortization ..........       (9,634)        (9,839)
            Interest expense or
    real estate mortgages ..........................      (13,694)       (13,429)
                                                        ---------      ---------
         Income from real estate ...................        2,188            849
         Gain on sale of real estate ...............          474            --
         Income from mortgage assets ...............       17,265         12,103
         Acquisition related expenses ..............       (6,685)          (381)
         Administrative expenses ...................       (3,059)        (2,777)
         Other income (expenses), net ..............          340           (438)
                                                        ---------      ---------
         Proforma Net Income .......................    $  10,523      $   9,356
                                                        =========      =========

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

     Sale of Property

     On February, 20, 1998, the Company sold the 175-unit apartment community that it had acquired in May of 1997, for a sale price of $4,450,000. The Company received 73,858 shares of its Common Stock (valued at $1,616,000) from the buyer who also assumed the first mortgage loan. The Company did not realize a material gain or loss from the sale.

     Operating income from apartments is affected primarily by rental rates, occupancy rates and operating expenses. Rental rates and occupancy rates are affected by the strength of the local economy, the local housing market and the supply of and demand for new apartment communities.

3. UNITED DOMINION REALTY MERGER

     In December 1997, the Company announced the execution of a definitive agreement to which ASR will merge with and into a wholly-owned subsidiary of United Dominion Realty Trust ("UDR"). The merger has been structured as a tax-free transaction for ASR's shareholders and is expected to be effective March 27, 1998 pending shareholder approval at a special meeting of stockholders to be held on March 25, 1998. The merger provides that each share of common stock of ASR will be converted into the right to receive 1.575 shares of UDR's common stock and cash in lieu of the issuance of any fractional shares. The merger also provides that ASR will pay a closing dividend in an amount that will vary depending on the effective date of the merger. Assuming consummation of the merger on March 27, 1998, the closing dividend will be $.15 per share.

4. HERITAGE COMMUNITIES L.P.

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

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

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

     Heritage LP issued 943,701 LP Units to the sellers of the Winton Properties and 27,721 LP Units to the sellers of the three Dallas apartment communities acquired in September 1997. In 1997, Heritage LP issued 1,887,415 LP Units to the Company in connection with the 1997 acquisitions discussed in
Note 2. As of December 31, 1997, Heritage LP had 2,858,837 LP Units outstanding. Heritage LP declared a distribution of $0.50 per Unit for each of the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997.

5. MORTGAGE ASSETS

     In  1997,  the  Company  received  a  total of $20,880,000 from the sale or redemption of all remaining mortgage assets and realized total redemption income of $16,650,000. During 1996, the Company sold or exercised its redemption rights on nine mortgage assets for net proceeds of $13,625,000 and redemption income of $9,461,000. During 1995, the Company exercised its redemption rights on five mortgage assets for net proceeds of $6,348,000 and redemption income of $2,882,000. Using proceeds from one of the redemptions, in 1995, the Company prepaid its notes payable secured by mortgage assets and recorded income of $2,420,000 for the reversal of the excess yield maintenance accrual on such notes payable. The income was included in the 1995 income from redemptions and sales of mortgage assets.

     For 1996 and 1995, the average carrying value of the mortgage assets was $8,118,000 and $14,827,000, respectively, and the average prospective yield was 35% and 28%, respectively. At December 31, 1996 and 1995, the prospective yield was 38% and 29%.

     The cash flows and prospective yield income were affected primarily by mortgage prepayment rates and short-term interest rates. Higher mortgage prepayment rates or higher short-term rates reduced the income and total cash flows over the life of the mortgage assets. Income from mortgage asset redemptions was affected by the timing of meeting the specified conditions for redemptions and the value of the underlying mortgage instruments. As a result, mortgage asset redemptions did not occur on a regular basis and the income fluctuated significantly between periods. In addition, redemption of mortgage assets reduced the prospective yield income in future periods.

6. NOTES PAYABLE

Real estate notes payable

     During 1997, the Company obtained new mortgage loans or assumed existing mortgage loans totalling $113,632,000 in connection with its apartment acquisitions. In addition, as discussed in Note 2, the Company had obtained a $15,350,000 construction loan to finance the construction of its Finisterra apartment community. The loan bore interest at 1% per annum above the bank's prime rate. The interest rate at December 31, 1996 was 9.25%. At December 31, 1997 and 1996, the amount outstanding was $12,748,000 and $255,000. In
September 1997, the Company converted the construction loan into a miniperm loan that bears interest at 2.5% over the one-month LIBOR. The loan matures at the end of March 1998 at which time the Company may extend the loan or refinance it to a permanent loan at a lower interest rate.

     Excluding the construction loan, all the Company's mortgage loans are nonrecourse and non-cross collateralized. They generally have terms from seven to fifteen years. At December, 31, 1997, the mortgage loans consisted of $145,364,000 of fixed rate loans and $27,789,000 of variable rate loans which

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

includes the construction loan. All of the Company's mortgage loans were fixed rate at December 31, 1996. The fixed interest rates range from 7.1% to 10.1%, with a weighted average rate for all the Company's loans of 8.1% and 8.6% at December 31, 1997 and 1996. Amortization of deferred loan costs were $412,000, $155,000 and $120,000 for 1997, 1996 and 1995.

     The scheduled maturities of the real estate notes payable are as follows (in thousands):


                          1998 ..............    $ 15,863
                          1999 ..............       2,262
                          2000 ..............      17,426
                          2001 ..............      26,390
                          2002 ..............       2,143
                          2003-2017 .........     109,069
                                                 --------
                               Total ........    $173,153
                                                 ========

     On February, 27, 1998, the Company obtained a $2,500,000 short-term loan secured by one its apartment communities. The apartment community's first mortgage loan had been paid off in December 1997. The loan bears interest at one-month LIBOR plus 2.75% and matures on August 27, 1998.

     Short-term Borrowing (Secured By Mortgage Assets) -- At December 31, 1996, the Company had short-term borrowing of $2,014,000. These borrowings were secured by mortgage assets with a total carrying value of $3,084,000, respectively. The interest rate averaged 6.55% during 1996 and was 6.88% at December 31, 1996. During 1997, the Company paid off all of the short-term borrowing in connection with the sale of its mortgage asset portfolio.

7. STOCK OPTIONS

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

     In addition, in connection with the renewal of the management agreement for 1994, the Company and Pima Mortgage L.P., (the "Manager" of the Company's operations), agreed to eliminate the incentive management fee provision and the Company granted to the partners of the Manager non-qualified options to purchase 309,800 shares of common stock and 90,200 shares of stock appreciation rights ("SARs") with an exercise price of $8.60 per share. The exercise price was 10% above the closing market price of the common stock on the grant date. The holders will also receive payments equal to the product of the per share dividend amount times the number of options and SARs outstanding. Upon exercise of the options, the Company can elect to distribute cash in lieu of shares. The options and SARs will expire in December 1998. In February 1997, two holders exchanged the value of 60.134 shares of SARs for options granted under the Company's KEPSOP (see Note 8). As of December 31, 1997, 30,067 SARs and 309,800 options were remaining and exercisable.

     In 1995, certain holders exercised options to purchase 50,496 shares by giving full recourse notes totaling $652,000 to the Company. In 1996, one holder exercised additional options of 2,667 shares by giving a full recourse note totaling $30,000 to the Company. The notes are secured by the shares of common stock issued and bear interest at the prime rate plus 1%. The notes are due on December 31, 1998 and can be repaid by giving the Company shares of common stock owned by the optionholders based on

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

the then market price on the common stock. During 1996, two optionholders paid off their notes of $297,000 using 12,011 of common stock and cash of $61,842. During 1997, one optionholder paid off his note with cash of $118,000. Notes outstanding at December 31, 1997 totaled $267,000.

     During 1996, the Company granted to three employees 165,000 SARs that expire December 16, 1998, in lieu of a salary or bonus compensation plan. The employees received payments equal to the product of the per share dividend amount times the number of SARs outstanding. At the beginning of 1997, the Company eliminated the dividend payment on one third of the employees' SARs and resumed a salary compensation plan for the three employees. At December 31, 1997, 61,667 of the stock appreciation rights for these employees were outstanding. During 1997 and 1996, as a result of the increase in the Company's common stock price, the Company recorded an accrual for the SARs of approximately $642,000 and $750,000, respectively, which is included in administrative expenses.

     Information on all stock options and stock appreciation rights granted is summarized below:


                                                                                      Weighted
                                                 Number of      Option Price          Average
                                                   Shares         Per Share        Exercise Price
                                                   ------         ---------        --------------
Stock Options:
Outstanding at December 31, 1995 ...........       357,744     $  8.13-$20.90          $  9.60
Options exercised ..........................        (4,666)    $        11.25          $ 11.25
                                                   -------
Outstanding at December 31, 1996 ...........       353,078     $  8.13-$20.90          $  9.60
                                                   -------
Options exercised ..........................        (1,725)    $  8.13-$11.19          $ 10.04
                                                   -------
Outstanding and exercisable at December
 31, 1997 ..................................       351,353     $  8.13-$20.90          $  9.60
                                                   =======
Options at December 31, 1997 consisted of
 the following:
   1991 options granted ....................        24,420     $ 20.00-$20.90          $ 20.07
   1990, 1992-1994 options granted .........       326,933     $  8.13-$13.13          $  8.80
                                                   -------
Outstanding at December, 31 1997 ...........       351,353     $  8.13-$20.90          $  9.60
                                                   =======
Stock Appreciation Rights:
Outstanding at December 31, 1995 ...........        90,200     $         8.60          $  8.60
SARs granted ...............................       165,000     $ 16.50-$16.63          $ 16.55
                                                   -------
Outstanding at December 31, 1996 ...........       255,200     $  8.60-$16.63          $ 13.74
SARs exercised .............................      (163,466)    $  8.60-$16.63          $ 12.47
                                                  --------
Outstanding and exercisable at December
 31, 1997 ..................................        91,734     $  8.60-$16.63          $ 13.97
                                                  ========

     At December 31, 1997, the weighted average contractual life of the above stock options and stock appreciation rights was 1.4 and 1 years, respectively.

8. DEFERRED COMPENSATION ARRANGEMENTS

     In January 1997, the Company adopted a Key Executive Share Option Plan (the "KEYSOP") whereby participants could elect to defer the receipt of future compensation and exchange the value of such deferred compensation into options to purchase designated property from the Company. The Company is required to purchase the designated property for options granted. The obligations of the
Company to the participants are unsecured general obligations and the designated properties purchased by the Company are general assets of the Company. At December 31, 1997, the amounts deferred under the KEYSOP amounted $1,113,000 and the designated properties and the related liabilities are included in Other Assets and Other Liabilities, respectively, in the accompanying Consolidated Balance Sheet.

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

     In addition, the Company approved deferred compensation agreements in 1997 whereby participants could elect to defer the receipt of future compensation until a future date. The obligations of the Company to the participants are unsecured general obligations. At December 31, 1997, such deferred compensation totalled $1,438,964 which is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The   Company's  financial  instruments  at  December  31,  1997  and  1996 consisted of real estate notes payable. Although management uses its best judgement in estimating the fair value of financial instruments, there are inherent limitations in any estimation technique and the estimates are thus not necessarily indicative of the amounts which the Company could realize on a current transaction. The Company has used the carrying value of real estate notes payable as their fair value. At December 31, 1997, the interest rates on the Company's notes payable approximated the market rates for debt instruments with similar terms and maturities.

10. RELATED PARTY TRANSACTIONS

     From the inception of the Company through April 30, 1997, Pima Mortgage L.P. (the "Manager"), managed the operations of the Company pursuant to a management agreement. The Company also had a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager") for each of its apartment communities. The Manager and the Property Manager were owned by three principal executive officers of the Company. On April 30, 1997, pursuant to the approval of the Company's stockholders, the Company acquired the entire interests in the Manager and the Property Manager as well as 24,000 shares of ASR common stock owned by the Manager, for 262,008 shares of common stock and terminated the management agreements. The common stock issued was recorded at $20.038 per share which was the average closing price of the common stock for the ten days preceding the public announcement of the acquisition. In addition, the Company paid the three principal executive officers $802,700 in connection with the acquisition of the Winton Properties. As the contracts with the Pima entities were effectively terminated, the cost of the Pima entities and the amounts paid to the executive officers were recorded as an acquisition related expense in the accompanying statements of income. Furthermore, as a result of the acquisition, the Company has become a self-administered and self-managed REIT and the owners of the previous Manager continue to be executive officers and members of the Board of Directors of the Company.

     Pursuant to the agreement which was terminated April 30, 1997, the Manager received a base management fee of 3|M/8 of 1% per annum of the Company's average invested assets before deduction for reserves and depreciation. The management fees for 1997, 1996 and 1995 were $167,000, $386,000 and $374,000, respectively.

     Under the agreement, the Manager was required to reimburse the Company for any management fees received for the year to the extent that the operating expenses (as defined) for the year exceed the greater of 2% of the Company's average invested assets or 25% of its net income (as defined), unless the unaffiliated directors determine that a higher level of expenses is justified for such year. There were no such excess operating expenses in 1997 (prior to April 30, 1997), 1996 and 1995. Additionally, if the agreement was terminated without cause (as defined) or not renewed on terms as favorable to the Manager, the Manager was entitled to receive the management fees relating to the invested assets purchased prior to the termination date, for a three-year period as if the agreement had remained in effect.

     Under the agreement, the Manager had also performed certain analyses and other services in connection with the administration of structured financing related to the Company's mortgage assets. For such services, the Company paid the Manager $52,000 for 1997, $193,000 for 1996 and $216,000 for 1995.

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

     As discussed in Note 7, the Company and the Manager agreed to eliminate the incentive fee provision in the management agreement beginning with 1994. The Company granted to the owners of the Manager options and stock appreciation rights ("SARs") that provide for dividend equivalent payments based on the per share amounts of dividends paid on the common stock. In 1997, 1996 and 1995, the dividend equivalent payments were $680,000, $800,000 and $800,000 which are included in administrative expenses. As a result of the increase in the common stock price, the Company recorded an accrual for the SARs of $214,000 in 1997, $101,000 in 1996 and $705,000 in 1995, which amounts are included in administrative expenses.

     As discussed above, the Company had a property management agreement with Pima Realty Advisors, Inc. (the "Property Manager"), an affiliate of the Manager, for each of its apartment properties. Under the property management agreements, the Property Manager provided the customary property management services at its cost without profit or distributions to its owners, subject to the limitation of the prevailing management fee rates for similar properties in the market. The costs were allocated to the Company monthly based on the ratio of the number of units owned by the Company relative to the total apartment units managed by the Property Manager. The costs allocated to the Company for 1997 (through April 30, 1997), 1996 and 1995 were $190,000, $466,000 and
$417,000 respectively.

11. TAXABLE INCOME (LOSS)

     As  of  December  31, 1997, the Company had an estimated net operating loss
("NOL") carryforward of $75,904,000 which can be used to offset taxable income other than excess inclusion income through 2009 (1999 for state taxes). The 1997, 1996 and 1995 dividends consist of the following:


                                                     1997      1996      1995
                                                     ----      ----      ----

         Ordinary Income ........................    33.6%      8.5%     14.5%
         Long Term Capital Gain -- 20% ..........    14.7%       --        --
         Long Term Capital Gain -- 28% ..........    10.0%     69.0%       --
         Return of Capital ......................    41.7%     22.5%     85.5%


     In 1997, 1996, and 1995, the Company had excess inclusion income from the residual interest in certain real estate mortgage investment conduits ("REMICs") which cannot be used to offset operating losses (including NOL carryforward) and deductions from other sources. Under the current tax law for REITs, excess inclusion income is required to be distributed as dividends. Substantially, all of the ordinary income for the 1996 and 1995 years is excess inclusion income. Approximately 88% of the ordinary income for 1997 is excess inclusion income.

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

     Taxable income for 1997 is subject to change when the Company prepares and files its income tax returns. The taxable income amounts also are subject to adjustments, if any, resulting from audits of the Company's tax returns by the Internal Revenue Service.

12. SUBSEQUENT EVENT

     On March 27, 1998, following the approval by the shareholders on March 25, 1998, the acquisition by UDR, which is described in Note 3, was consummated. In connection with the acquisition of ASR by UDR the following also occurred: (i) a closing dividend of $737,000 or $.15 per share was declared and

                          ASR INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995 -- (Continued)

paid, (ii) a distribution of $146,000 or $.15 per LP Unit was declared and paid by Heritage Communities L.P. to minority unitholders of LP Units, (iii) severance payments to employees of $1,071,000 were paid, (iv) employment agreement termination payments to executive officers of $1,225,000 were paid, and (v) all SARs outstanding, 91,734 shares, were exercised.

     In addition, on March 26, 1998, holders of options to purchase 309,801 shares of the Company's common stock exchanged the value of the stock options for options agreements granted under the Company's KEYSOP. The exchange resulted in a charge to income for financial accounting purposes of $4,256,000. On March 26, 1998, options to purchase 30,372 shares of the Company's common stock were exercised for which the Company elected to pay cash of $174,000.

     All of the above transactions were accounted for as 1998 transactions and are not reflected in the accompanying statements of operations for the year ended December 31, 1997.

13. QUARTERLY FINANCIAL DATA (unaudited)
(Dollars in Thousands Except Per Share Amounts)


                                  Total                     Dividend
                                 Income      Net Income     Per share
                                 ------      ----------     ---------
     1997
     ----
     First .................    $ 9,557       $ 4,946       $   0.50
     Second ................     19,348         5,194           0.50
     Third .................     10,232          (106)          0.50
     Fourth ................     12,341          (200)          0.50
     1996
     ----
     First .................    $ 6,429       $ 2,340       $   0.50
     Second ................      7,529         3,326           0.50
     Third .................      7,129         2,092           0.50
     Fourth ................      5,585         1,083           0.50
     1995
     ----
     First .................    $ 7,983       $ 3,359       $   0.50
     Second ................      6,410         2,015           0.50
     Third .................      4,798           570           0.50
     Fourth ................      4,491           610           0.50

     The amount of net income for the second and third quarter have been restated to reflect the limited partnership units discussed in Note 4 as income allocated to minority interest is deducted in arriving at net income. This change reduced the amount of net income previously reported by $33,000 and $82,000 for the second and third quarters, respectively.

                          ASR INVESTMENTS CORPORATION
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                             (dollars in thousands)


                                                                     Initial Cost to Company
                                                       ----------------------------------------------------
                                                                                                   Cost
                                                                                 Building      Capitalized
                                   Year       Year                                  and       Subsequent to
      Apartment Property          Built     Acquired   Encumbrances    Land    Improvements    Acquisition
      ------------------          -----     --------   ------------    ----    ------------    -----------
TUCSON, ARIZONA
Acacia Hills .................    1986        1994         1,008        255        1,089            88
Casa Del Norte ...............    1984        1994         1,350        386        1,453           157
Desert Springs ...............    1985        1994         4,523      1,115        4,754           481
Landmark .....................    1986        1994         2,986        409        4,138           519
Park Terrace .................    1986        1994         2,648        316        3,191           336
Park Village .................    1985        1994           577         92          672           110
Posada Del Rio ...............    1980        1994             0        534        3,022           190
South Point ..................    1984        1994         1,826        291        2,135           206
PHOENIX, ARIZONA
Contempo Heights .............    1978        1995         3,754      1,833        4,523           320
La Privada ...................    1987        1997        18,951      8,505       16,479           180
Finisterra ................... 1996-1997        (b)       12,837      2,699       18,137            23
HOUSTON, TEXAS
Clear Lake Falls .............    1980        1994         3,068        867        3,261           384
The Gallery ..................    1968        1994         1,611        732        1,196           865
Memorial Bend ................    1967        1994         1,887      1,187        1,287           543
Nantucket Square II ..........    1983        1994         2,703        686        2,925           375
Prestonwood ..................    1978        1994         2,423        761        2,696           532
Riviera Pines ................    1979        1994         3,207      1,025        3,073           928
Briar Park ...................    1983        1997         1,387        229        2,051            27
Country Club Park ............    1985        1997         3,543        378        5,147            79
Chelsea Park .................    1983        1997         3,399      1,255        4,624            88
Marymont .....................    1983        1997         2,518        925        3,570            93
Riverway .....................    1985        1997         1,175        248        1,702           102
Timbercreek Landing ..........    1984        1997         3,360      1,055        4,612           139
Ivystone .....................    1983        1997         3,696      1,254        3,314           692
London Park ..................    1983        1997         4,401      1,379        4,757           392
DALLAS, TEXAS
Aspen Court ..................    1986        1997         2,016        588        4,028            38
Greenwood Creek ..............    1984        1997         4,987      1,172        6,796            71
Highlands of Preston .........    1985        1997         4,815      1,693        7,398            71
Monfort Townhomes ............    1986        1997         3,999      1,467        4,291            25

                                   Gross Amount at Which Carried at December 31,
                                                     1997(a)
                                 -------------------------------------------------
                                           Building                    Depreciable
                                              and        Accumulated    Lives Net
      Apartment Property         Land    Improvements   Depreciation    Years(c)
      ------------------         ----    ------------   ------------    --------
TUCSON, ARIZONA
Acacia Hills .................    255        1,177           211           27.5
Casa Del Norte ...............    386        1,610           296           27.5
Desert Springs ...............  1,115        5,235           902           27.5
Landmark .....................    409        4,657           791           27.5
Park Terrace .................    316        3,527           632           27.5
Park Village .................     92          782           154           27.5
Posada Del Rio ...............    534        3,212           578           27.5
South Point ..................    291        2,341           441           27.5
PHOENIX, ARIZONA
Contempo Heights .............  1,833        4,843           609           27.5
La Privada ...................  8,505       16,659           412           27.5
Finisterra ...................  2,699       18,160           441           27.5
HOUSTON, TEXAS
Clear Lake Falls .............    867        3,645           617           27.5
The Gallery ..................    732        2,061           362           27.5
Memorial Bend ................  1,187        1,830           360           27.5
Nantucket Square II ..........    686        3,300           570           27.5
Prestonwood ..................    761        3,228           617           27.5
Riviera Pines ................  1,025        4,001           681           27.5
Briar Park ...................    229        2,078            52           27.5
Country Club Park ............    378        5,226           131           27.5
Chelsea Park .................  1,255        4,712           119           27.5
Marymont .....................    925        3,663            92           27.5
Riverway .....................    248        1,804            47           27.5
Timbercreek Landing ..........  1,055        4,751           118           27.5
Ivystone .....................  1,254        4,006           141           27.5
London Park ..................  1,379        5,149           150           27.5
DALLAS, TEXAS
Aspen Court ..................    588        4,066           100           27.5
Greenwood Creek ..............  1,172        6,867           171           27.5
Highlands of Preston .........  1,693        7,469           186           27.5
Monfort Townhomes ............  1,467        4,316           108            27

                                                                     Initial Cost to Company
                                                       ----------------------------------------------------
                                                                                                   Cost
                                                                                 Building      Capitalized
                                   Year       Year                                  and       Subsequent to
      Apartment Property          Built     Acquired   Encumbrances    Land    Improvements    Acquisition
      ------------------          -----     --------   ------------    ----    ------------    -----------
Springfield ..................    1985       1997           5,439      1,877        6,832             51
Gentry Place .................    1984       1997           7,443      2,151        9,402            298
Park on Preston ..............    1983       1997           5,595      1,463        7,899             48
Smith Summit .................    1983       1997           5,536      1,408        7,581             46
SEATTLE/KENNEWICK,
 WASHINGTON
Pacific South Center .........    1975       1997           3,205      1,707        3,802             15
Court ........................    1980       1997           2,904      1,168        2,949            308
Arbor Terrace ................ 1995-1996     1997           7,868      1,163       12,703              3
On the Boulevard .............    1995       1997           7,952      1,060        9,742             14
PULLMAN, WASHINGTON
Campus Common North ..........    1985       1997           6,602        332       10,865            175
Campus Common South ..........    1972       1997           2,732        165        4,014             82
ALBUQUERQUE, NEW
 MEXICO
Dorado Heights ...............    1986       1994           5,114      2,700        4,224            571
Villa Serena .................    1986       1994           2,630        883        2,647            288
Whispering Sands .............    1986       1994           5,478      1,442        6,149            541
                                                          -------     ------      -------         ------
TOTAL ........................                            173,153     50,855      215,130         10,494
                                                          =======     ======      =======         ======

                                   Gross Amount at Which Carried at December 31,
                                                     1997(a)
                                 -------------------------------------------------
                                           Building                    Depreciable
                                              and        Accumulated    Lives Net
      Apartment Property         Land    Improvements   Depreciation    Years(c)
      ------------------         ----    ------------   ------------    --------
Springfield ..................   1,877        6,883           172          27.5
Gentry Place .................   2,151        9,700           113          27.5
Park on Preston ..............   1,463        7,947            93          27.5
Smith Summit .................   1,408        7,627            89          27.5
SEATTLE/KENNEWICK,
 WASHINGTON
Pacific South Center .........   1,707        3,817            87          27.5
Court ........................   1,168        3,257            88          27.5
Arbor Terrace ................   1,163       12,706           106          27.5
On the Boulevard .............   1,060        9,756           111          27.5
PULLMAN, WASHINGTON
Campus Common North ..........     332       11,040           277          27.5
Campus Common South ..........     165        4,096           104          27.5
ALBUQUERQUE, NEW
 MEXICO
Dorado Heights ...............   2,700        4,795           791          27.5
Villa Serena .................     883        2,935           519          27.5
Whispering Sands .............   1,442        6,690         1,204          27.5
                                 -----       ------         -----
TOTAL ........................  50,855      225,624        13,843
                                ======      =======        ======

---------
(a) The aggregate cost of real estate investments for federal income tax puposes is approximately $262,636 at December 31, 1997.
(b) Built by the Company.
(c) Building and Improvements are depreciated using 27.5 years while furniture and fixtures are depreciated using 7 years.

                          ASR INVESTMENTS CORPORATION

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


A summary of activity for real estate investments and accumulated depreciation is as follows:


                                                      1997           1996           1995
                                                      ----           ----           ----
        Real Estate Investments:

           Balance, beginning of year .........    $ 73,990        $ 72,728       $ 64,264
    Acquisitions ..............................     198,032               0          6,358
    Improvements ..............................       4,457           1,269          2,106
    Dispositions and other ....................           0              (7)             0
                                                   --------        --------       --------
           Balance, end of year ...............     276,479        $ 73,990       $ 72,728
                                                   ========        ========       ========


        Accumulated Depreciation:

           Balance, beginning of year .........    $  7,504        $  4,687       $  1,995
    Depreciation ..............................       6,335           2,819          2,692
    Dispositions and other ....................           4              (2)             0
                                                   --------        --------       --------
           Balance, end of year ...............      13,843        $  7,504       $  4,687
                                                   ========        ========       ========

                                      F-20